Form 10-Q
period 1994-03-26
DREYERS GRAND ICE CREAM INC
filed 1994-05-10
CIK 352305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

        / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1994

                                       OR

        /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14190

                         DREYER'S GRAND ICE CREAM, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                              No. 94-2967523
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                5929 College Avenue, Oakland, California  94618
              (Address of principal executive offices) (Zip Code)

                                 (510) 652-8187
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  / X /       No  /   /

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
                                                       May 9, 1994
                                                       ------------
                      Common stock, $1.00 par value   14,007,197

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                          March 26,             December 25,
                                                                            1994                   1993
                                                                         ------------          -------------
                                                                          (unaudited)
 Assets

 Current Assets:
       Cash and cash equivalents                                      $       582,000           $    2,532,000
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $494,000 in 1994 and $535,000 in 1993                           52,604,000               46,293,000
       Other accounts receivable                                            5,361,000                5,326,000
       Inventories                                                         31,179,000               27,817,000
       Prepaid expenses and other                                           6,143,000                8,256,000
                                                                        -------------            -------------

       Total current assets                                                95,869,000               90,224,000

 Property, plant and equipment, net                                       150,699,000              142,275,000
 Goodwill and distribution rights, net of
        accumulated amortization of $8,238,000
        in 1994 and $7,572,000 in 1993                                     87,113,000               72,988,000
 Other assets                                                              17,056,000               16,788,000
                                                                        -------------            -------------

 Total assets                                                           $ 350,737,000            $ 322,275,000
                                                                        =============            =============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                        March 26,                December 25,
                                                                          1994                      1993
                                                                         ------                    ------
                                                                       (unaudited)
 Liabilities and Stockholders' Equity
 Current Liabilities:
      Short-term bank borrowings                                      $  23,400,000
      Accounts payable and accrued liabilities                           27,496,000              $  21,893,000
      Accrued payroll and employee benefits                               7,828,000                  9,249,000
      Current portion of long-term debt                                   1,075,000                  1,685,000
                                                                      -------------              -------------

      Total current liabilities                                          59,799,000                 32,827,000

 Long-term debt, less current portion                                    38,875,000                 38,875,000
 Convertible subordinated debentures                                    100,752,000                100,752,000
 Deferred income                                                            150,000                    174,000
 Deferred income taxes                                                   26,808,000                 26,613,000
                                                                      -------------              -------------

 Total liabilities                                                      226,384,000                199,241,000
                                                                      -------------              -------------

 Commitments and contingencies
 Stockholders' Equity:
      Preferred stock, $1 par value -
           10,000,000 shares authorized; no shares
           issued or outstanding in 1994 and 1993
      Common stock, $1 par value -
           30,000,000 shares authorized; 14,737,000
           shares and 14,671,000 shares issued and
           outstanding in 1994 and 1993, respectively                    14,737,000                 14,671,000
 Capital in excess of par                                                60,328,000                 59,145,000
 Retained earnings                                                       49,288,000                 49,218,000
                                                                      -------------              -------------

 Total stockholders' equity                                             124,353,000                123,034,000
                                                                      -------------              -------------


 Total liabilities and stockholders' equity                           $ 350,737,000              $ 322,275,000
                                                                      =============              =============




See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                    Thirteen Weeks Ended
                                                    ----------------------------------------------------
                                                      March 26, 1994                March 27, 1993
                                                      --------------                --------------
                                                                      (unaudited)
 Revenues:
      Net sales                                           $112,001,000              $102,317,000
      Other income                                             273,000                   169,000
                                                         -------------            --------------
                                                          112,274,000               102,486,000
                                                         -------------            --------------

 Costs and expenses:
      Cost of goods sold                                    88,752,000                81,291,000
      Selling, general and administrative                   18,728,000                16,066,000
      Interest, net of interest capitalized                  2,209,000                 1,668,000
                                                         -------------            --------------

                                                           109,689,000                99,025,000
                                                         -------------            --------------

 Income before income taxes                                  2,585,000                 3,461,000

 Income taxes                                                1,003,000                 1,343,000
                                                         -------------            --------------

 Net income                                              $   1,582,000            $    2,118,000
                                                         =============            ==============

 Net income per share                                   $          .11            $          .15
                                                        ==============            ==============

 Dividends per share                                    $          .06           $           .06
                                                        ==============           ===============

 Retained earnings, beginning of period                 $   49,218,000           $    36,677,000
      Net income                                             1,582,000                 2,118,000
      Cash dividends declared                                 (884,000)                 (876,000)
      Repurchase and retirement of
         common stock                                         (628,000)                  (91,000)
                                                         -------------            --------------

 Retained earnings, end of period                        $  49,288,000            $   37,828,000
                                                         =============            ==============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                             Thirteen Weeks Ended
                                                                     ----------------------------------------
                                                                     March 26, 1994            March 27, 1993
                                                                     -----------------------------------------
                                                                                  (unaudited)
 Cash flows from operating activities:
      Net income                                                             $  1,582,000          $ 2,118,000
      Adjustments to reconcile net income to cash provided from
          operations:
        Depreciation and amortization                                           4,090,000            3,548,000
        Deferred income taxes                                                     195,000              135,000
        Deferred income                                                           (24,000)             (24,000)
        Changes in assets and liabilities, net of amounts
           acquired:
                 Trade accounts receivable                                     (6,311,000)          (5,684,000)
                 Other accounts receivable                                        (35,000)          (1,276,000)
                 Inventories                                                   (3,362,000)           1,135,000
                 Prepaid expenses and other                                     2,113,000            2,660,000
                 Accounts payable and accrued liabilities                       5,600,000            5,583,000
                 Accrued payroll and employee benefits                         (1,421,000)          (2,862,000)
                 Income taxes payable                                                                  106,000
                                                                             ------------         ------------
                                                                                2,427,000            5,439,000
                                                                             ------------         ------------
 Cash flows from investing activities:
     Acquisition of property, plant and equipment                             (11,470,000)          (9,460,000)
     Retirement of property, plant and equipment                                   52,000               31,000
     Increase in goodwill and distribution rights                             (14,790,000)            (307,000)
     (Increase) decrease in other assets, net                                    (699,000)             388,000
                                                                             ------------         ------------
                                                                              (26,907,000)          (9,348,000)
                                                                             ------------         ------------
 Cash flows from financing activities:
     Increase (decrease) in short-term bank borrowings                         23,400,000          (29,000,000)
     Proceeds from long-term debt                                                                   36,100,000
     Reductions in long-term debt                                                (610,000)          (2,498,000)
     Cash dividends paid                                                         (881,000)            (874,000)
     Issuance of stock under employee stock plans                                 621,000              259,000
                                                                             ------------         ------------
                                                                               22,530,000            3,987,000

 (Decrease) increase in cash and cash equivalents                              (1,950,000)              78,000

 Cash and cash equivalents, beginning of period                                 2,532,000              606,000
                                                                             ------------         ------------
 Cash and cash equivalents, end of period                                    $    582,000         $    684,000
                                                                             ============         ============

 Supplemental Cash Flow Information - cash paid during the
        year for:
     Interest (net of amounts capitalized)                                   $  2,789,000         $  2,255,000
     Income taxes (net of refunds)                                                166,000              146,000

 See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - General:

        Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the "Company") is a single segment industry company engaged in the business of manufacturing and distributing premium ice cream and other frozen dairy products.

        The consolidated financial statements for the thirteen week periods ended March 26, 1994, and March 27, 1993, have not been audited by independent public accountants, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Company's Annual Report to Stockholders for the year ended December 25, 1993.


NOTE 2 - Financial Statement Presentation:

        Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.


NOTE 3 - Inventories:

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 26, 1994 and December 25, 1993 consisted of the following (in thousands):

                                 March 26,        December 25,
                                   1994              1993
                                 --------         ----------
      Raw materials              $ 3,618           $ 2,050
      Finished goods              27,561            25,767
                                 -------           -------
                                 $31,179           $27,817
                                 =======           =======

 NOTE 4 - Net Income Per Share:

                  Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 14,698,000 shares for the quarter ended March 26, 1994 and 14,579,000 shares for the quarter ended March 27, 1993.


 NOTE 5 - Goodwill and Distribution Rights:

                  On January 4, 1994, the Company entered into a long-term distribution agreement with Sunbelt Distributors, Inc. (Sunbelt), the leading independent direct-store-delivery ice cream distributor in Texas. Under the agreement, the Company paid Sunbelt $10,970,000 in cash to secure the long-term exclusive right to have its products distributed by Sunbelt in Texas and certain parts of Louisiana and Arkansas. In conjunction with this transaction, the Company incurred $351,000 in transaction costs resulting in an increase of $11,321,000 in goodwill and distribution rights.



 NOTE 6 - Subsequent Event:

                  On May 6, 1994, the Company entered into an agreement (the "Nestle Agreement") with an affiliate of Nestle USA, Inc. ("Nestle"), whereby Nestle will purchase three million newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional two million shares at an exercise price of $32 per share. Warrants for one million shares will expire in three years from the closing date and warrants for the other million shares will expire in five years from the closing date. Nestle is paying an aggregate of $10,000,000 for the two million warrants.


                  Dreyer's will have the right to cause Nestle to exercise the warrants at $24 per share subject to certain conditions at any time during the three year period following the closing. Dreyer's will also have the right to cause Nestle to exercise the warrants at any time through the warrant expiration dates at $32 per share if the average trading price of the common stock exceeds $60 during a 130 trading day period, subject to certain conditions. Furthermore, within five years from the date of closing, if the average trading price of the common stock equals or exceeds $60 during a 130 day trading period, Nestle will be required to pay an additional $2 for each share purchased by it and each share issued in respect of warrants exercised by it.

                   Closing of the Nestle Agreement is subject to certain conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

                   In addition to the above Nestle Agreement, the Company is entering into a distribution agreement with Nestle to distribute Nestle's frozen novelty and ice cream products in certain markets beginning in 1995.

                   Also, on May 6, 1994, the Company entered into a credit agreement with a bank (the "Credit Agreement") to borrow up to $100,000,000. Under the terms of this agreement, the Company can borrow funds to finance the purchase of its common stock. (See below.) Interest on borrowings is payable at a same day funding rate plus an applicable margin, or at the bank's reference rate. The Credit Agreement terminates at the earlier of the closing of the Nestle Agreement, the date the combined purchase price of shares and warrants of the Nestle Agreement is terminated, or in 60 days.

                   Subsequent to quarter end, the Company repurchased 763,000 shares of its common stock at prices ranging from $22.50 to $22.75 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income and Retained Earnings bear to net sales and the percentage change of such items compared to the indicated prior period:

                                                                        Period-to-Period
                                             Percentage of Net Sales   Increase (Decrease)
                                             -----------------------   -------------------
                                              Thirteen Weeks Ended
                                             -----------------------
                                              March 26,    March 27,   Thirteen Weeks 1994
                                                1994         1993        Compared to 1993
                                             ----------   ----------   -------------------
Revenues:
  Net sales                                     100.0%      100.0%             9.5%
  Other income                                    0.2         0.2             61.5
                                                -----       -----
Total revenue                                   100.2       100.2              9.6
                                                -----       -----

Costs and expenses:
  Cost of goods sold                             79.2        79.5              9.2
  Selling, general and administrative            16.7        15.7             16.6
  Interest, net of interest capitalized           2.0         1.6             32.4
                                                -----       -----
Total costs and expenses                         97.9        96.8             10.8
                                                -----       -----
Income before income taxes                        2.3         3.4            (25.3)
Income taxes                                      0.9         1.3            (25.3)
                                                -----       -----
Net income                                        1.4         2.1            (25.3)
                                                -----       -----

RESULTS OF OPERATIONS

Thirteen Weeks ended March 26, 1994 Compared with Thirteen Weeks Ended March 27, 1993

        Consolidated net sales for the first quarter of 1994 increased 9% to $112,001,000 compared with $102,317,000 for the same period last year. Sales of the Company's brands increased 17% and represented 66% of consolidated net sales as compared with 62% in the first quarter of 1993. The increase related primarily to higher unit sales of the Company's established brands in all markets and, to a lesser extent, sales of two recently introduced products, Dreyer's and Edy's Ice Cream Bars and Tropical Fruit Bars. The effect of price increases for the Company's brands was not significant. Sales of products purchased from other manufacturers (partner brands) decreased 2% and represented 34% of consolidated net sales as compared with 38% in the first quarter of 1993. The effect of price increases for partner brands was not significant.

        The Company is embarking on a five year plan to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the "Marketing Plan"). The Company anticipates that the new business plan will materially reduce earnings during the next twelve to twenty-four month period below levels that would have been attained under the current business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. Dreyer's believes that these benefits are not likely to impact the Company's results until 1996 at the earliest. No assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the Marketing Plan, competitor's activities, and general economic conditions.

        Cost of goods sold increased $7,461,000 or 9% over the first quarter of 1993, while the overall gross margin increased from 20.5% in the first quarter of 1993 to 20.8% in the first quarter of 1994. The higher margin was primarily the result of increased sales of the Company's brands, which carry a higher margin than partner brands, offset principally by higher distribution expenses.

        Selling, general and administrative expenses in the first quarter of 1994 were $2,662,000 or 17% higher than in the same period of 1993. This increase related primarily to increased product advertising and promotion expenses incurred in a continuing effort to enhance the Company's long-term competitive position.

        Interest expense was $541,000 or 32% higher in the first quarter of higher interest rate ot the 1994 as compared with the same period in 1993 due primarily to the convertible subordinated debentures issued in the third quarter of 1993.

        Income taxes decreased $340,000 reflecting a lower pre-tax income, while the effective tax rate remained the same at 38.8% for the first quarter of both 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 26, 1994 decreased $21,327,000 from year end 1993 due primarily to the increase in short-term bank borrowings and accounts payable and accrued liabilities offset in part by the seasonal increase in trade receivables and inventories. Cash was provided primarily from the $23,400,000 increase in short-term bank borrowings. This source was used to fund the $11,470,000 increase in property, plant and equipment and the $14,790,000 increase in goodwill and distribution rights resulting primarily from the Sunbelt of distribution rights agreement (see Note 5 of Notes to Consolidated Financial Statements).

         On May 6, 1994, the Company entered into an agreement with an affiliate of Nestle USA, Inc., whereby Nestle will purchase three million newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional two million shares at an exercise price of $32 per share. The warrants are subject to certain limitations and requirements. Nestle is paying an aggregate of $10,000,000 for these warrants. Total proceeds from the issuance of the initial three million shares and the two million warrants will be approximately $106,000,000.

          Closing of the Nestle Agreement is subject to certain conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

          Also, on May 6, 1994, the Company entered into a credit agreement with a bank to borrow up to $100,000,000. According to the terms of this agreement, the proceeds would be used to repurchase the Company's shares. (See
Note 6 of Notes to Consolidated Financial Statements.)

          Subsequent to quarter end, the Company repurchased 763,000 shares of its common stock at prices ranging from $22.50 to $22.75 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. These repurchases were funded through the Credit Agreement. (See Note 6 to Consolidated Financial Statements.)

           At March 26, 1994, the Company had $582,000 in cash and cash equivalents, and an unused credit line of $26,600,000.

           The Company believes that its credit lines, proceeds from the Nestle Agreement, its internally generated cash and financing capacity are adequate to meet anticipated operating and capital requirements.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. No reports on Form 8-K were filed by the Company during the quarter ending on March 26, 1994.

        b. Exhibits


EXHIBIT NO.        DESCRIPTION
- - -----------        -----------
  2.1              Amendment to Securities Purchase Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Securities Purchase Agreement dated June 24, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.

  4.1              Amendment to Registration Rights Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Registration Rights Agreement dated June 30, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.

 10.1              Second Amendment to Credit Agreement dated May 6, 1994 by and among the Company, Bank of America NT & SA, as
                   Agent and for itself, ABN AMRO Bank N.V. and Continental Bank N.A., amending the Credit Agreement dated
                   April 30, 1993 by and among the Company, Bank of America NT & SA as Agent and for itself, ABN AMRO Bank N.V.
                   and Continental Bank N.A.

 10.2              Credit Agreement dated May 6, 1994 by and between the Company and Bank of America NT & SA.

 10.3              Amendment to Distribution Agreement, dated April 18, 1994, and Letter Agreement modifying such Amendment to
                   Distribution Agreement, dated April 18, 1994 between the Company and Ben & Jerry's Homemade, Inc., amending the
                   Distribution Agreement between the Company and Ben & Jerry's Homemade, Inc., dated January 7, 1987, as amended.

 11                Computation of Earnings Per Common Share.



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DREYER'S GRAND ICE CREAM, INC.




Dated: May 10, 1994                    By: /s/ Paul R. Woodland
                                           --------------------------
                                           Paul R. Woodland
                                           Vice President -- Finance
                                           and Administration and
                                           Chief Financial Officer

                                                         Index to Exhibits


EXHIBIT NO.        DESCRIPTION
- - -----------        -----------
  2.1              Amendment to Securities Purchase Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Securities Purchase Agreement dated June 24, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.

  4.1              Amendment to Registration Rights Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Registration Rights Agreement dated June 30, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.

 10.1              Second Amendment to Credit Agreement dated May 6, 1994 by and among the Company, Bank of America NT & SA, as
                   Agent and for itself, ABN AMRO Bank N.V. and Continental Bank N.A., amending the Credit Agreement dated
                   April 30, 1993 by and among the Company, Bank of America NT & SA as Agent and for itself, ABN AMRO Bank N.V.
                   and Continental Bank N.A.

 10.2              Credit Agreement dated May 6, 1994 by and between the Company and Bank of America NT & SA.

 10.3              Amendment to Distribution Agreement, dated April 18, 1994, and Letter Agreement modifying such Amendment to
                   Distribution Agreement, dated April 18, 1994 between the Company and Ben & Jerry's Homemade, Inc., amending the
                   Distribution Agreement between the Company and Ben & Jerry's Homemade, Inc., dated January 7, 1987, as amended.

 11                Computation of Earnings Per Common Share.

