Form 10-Q/A
period 1994-03-26
DREYERS GRAND ICE CREAM INC
filed 1994-05-24
CIK 352305

                                 FORM 10-Q/A

                               AMENDMENT N0. 1

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

                        DREYER'S GRAND ICE CREAM, INC.

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

                FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1994

This amendment is being filed as a result of certain errors and omissions relating to Note 6 of Notes to Consolidated Financial Statements in Part I,
Item I, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations contained in Part I, Item 2 and Exhibits and Reports on Form 8K in Part II, Item 6.

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


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                  Thirteen Weeks Ended
                                                                         ----------------------------------------
                                                                           March 26, 1994         March 27, 1993
                                                                         -----------------------------------------
                                                                                      (unaudited)
 Cash flows from operating activities:
      Net income                                                             $  1,582,000          $ 2,118,000
      Adjustments to reconcile net income to cash provided from
          operations:
        Depreciation and amortization                                           4,090,000            3,548,000
        Deferred income taxes                                                     195,000              135,000
        Deferred income                                                           (24,000)             (24,000)
        Changes in assets and liabilities, net of amounts
           acquired:
                 Trade accounts receivable                                     (6,311,000)          (5,684,000)
                 Other accounts receivable                                        (35,000)          (1,276,000)
                 Inventories                                                   (3,362,000)           1,135,000
                 Prepaid expenses and other                                     2,113,000            2,660,000
                 Accounts payable and accrued liabilities                       5,600,000            5,583,000
                 Accrued payroll and employee benefits                         (1,421,000)          (2,862,000)
                 Income taxes payable                                                                  106,000
                                                                             ------------         ------------
                                                                                2,427,000            5,439,000
                                                                             ------------         ------------
 Cash flows from investing activities:
     Acquisition of property, plant and equipment                             (11,470,000)          (9,460,000)
     Retirement of property, plant and equipment                                   52,000               31,000
     Increase in goodwill and distribution rights                             (14,790,000)            (307,000)
     (Increase) decrease in other assets, net                                    (699,000)             388,000
                                                                             ------------         ------------
                                                                              (26,907,000)          (9,348,000)
                                                                             ------------         ------------
 Cash flows from financing activities:
     Increase (decrease) in short-term bank borrowings                         23,400,000          (29,000,000)
     Proceeds from long-term debt                                                                   36,100,000
     Reductions in long-term debt                                                (610,000)          (2,498,000)
     Cash dividends paid                                                         (881,000)            (874,000)
     Issuance of stock under employee stock plans                                 621,000              259,000
                                                                             ------------         ------------
                                                                               22,530,000            3,987,000
                                                                             ------------         ------------

 (Decrease) increase in cash and cash equivalents                              (1,950,000)              78,000

 Cash and cash equivalents, beginning of period                                 2,532,000              606,000
                                                                             ------------         ------------
 Cash and cash equivalents, end of period                                    $    582,000         $    684,000
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


 NOTE 5 - Goodwill and Distribution Rights:

                  On January 4, 1994, the Company entered into a long-term distribution agreement with Sunbelt Distributors, Inc. (Sunbelt), the leading independent direct-store-delivery ice cream distributor in Texas. Under the agreement, the Company paid Sunbelt $10,970,000 in cash to secure the long-term exclusive right to have its products distributed by Sunbelt in Texas and certain parts of Louisiana and Arkansas. In conjunction with this transaction, the Company recorded $11,321,000 in distribution rights, including $351,000 in transaction costs.


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


                  The Company will have the right to cause Nestle to exercise the warrants at $24 per share subject to certain conditions at any time during the three year period following the closing. The Company will also have the right to cause Nestle to exercise the warrants at any time through the warrant expiration dates at $32 per share if the average trading price of the common stock exceeds $60 during a 130 trading day period, subject to certain conditions. Furthermore, within five years from the date of closing, if the average trading price of the common stock equals or exceeds $60 during a 130 trading day period, Nestle will be required to pay an additional $2 for each share purchased by it and each share issued in respect of warrants exercised by it.

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

                   Also, on May 6, 1994, the Company entered into a credit agreement with a bank (the "Credit Agreement") to borrow up to $100,000,000. Under the terms of this agreement, the Company can borrow funds to finance the purchase of its common stock. (See below.) Interest on borrowings is payable at a same day funding rate plus an applicable margin, or at the bank's reference rate. The Credit Agreement terminates at the earlier of the closing of the Nestle Agreement, the date the combined purchase price of shares and warrants of the Nestle Agreement is reduced to less than $100,000,000, the date the Nestle Agreement is terminated, or in 60 days.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income and Retained Earnings bear to net sales and the percentage change of such items compared to the indicated prior period:

                                                                        Period-to-Period
                                             Percentage of Net Sales   Increase (Decrease)
                                             -----------------------   -------------------
                                              Thirteen Weeks Ended
                                             -----------------------
                                              March 26,    March 27,   Thirteen Weeks 1994
                                                1994         1993        Compared to 1993
                                             ----------   ----------   -------------------
Revenues:
  Net sales                                     100.0%      100.0%             9.5%
  Other income                                    0.2         0.2             61.5
                                                -----       -----
Total revenue                                   100.2       100.2              9.6
                                                -----       -----

Costs and expenses:
  Cost of goods sold                             79.2        79.5              9.2
  Selling, general and administrative            16.7        15.7             16.6
  Interest, net of interest capitalized           2.0         1.6             32.4
                                                -----       -----
Total costs and expenses                         97.9        96.8             10.8
                                                -----       -----
Income before income taxes                        2.3         3.4            (25.3)
Income taxes                                      0.9         1.3            (25.3)
                                                -----       -----
Net income                                        1.4         2.1            (25.3)
                                                =====       =====

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

        The Company is embarking on a five year plan to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the "Marketing Plan"). Under this Marketing Plan, the Company will increase the amount of its spending for advertising and consumer promotion from a level of approximately $12,000,000 in 1993 to $40,000,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. The Company will begin selling its Edy's branded products in the Boston and Charlotte markets this year, in addition to the previously announced introduction of Dreyer's line of products into the Houston market. The Company anticipates that the new business plan will materially reduce earnings during the next twelve to twenty-four month period below levels that would have been attained under the current business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. Dreyer's believes that these benefits are not likely to impact the Company's results until 1996 at the earliest. No assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the Marketing Plan, competitors' activities, and general economic conditions.

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

        Interest expense was $541,000 or 32% higher in the first quarter of 1994 as compared with the same period in 1993 due primarily to the higher interest rate of the convertible subordinated debentures issued in the third quarter of 1993.

        Income taxes decreased $340,000 reflecting a lower pre-tax income, while the effective tax rate remained the same at 38.8% for the first quarter of both 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 26, 1994 decreased $21,327,000 from year end 1993 due primarily to the increase in short-term bank borrowings and accounts payable and accrued liabilities, offset in part by the seasonal increase in trade receivables and inventories. Cash was provided primarily from the $23,400,000 increase in short-term bank borrowings. This source was used to fund the $11,470,000 increase in property, plant and equipment and the $14,790,000 increase in goodwill and distribution rights resulting primarily from the Sunbelt distribution rights agreement (see Note 5 of Notes to Consolidated Financial Statements).

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

          Subsequent to quarter end, the Company repurchased 763,000 shares of its common stock at prices ranging from $22.50 to $22.75 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. These repurchases were funded through the Credit Agreement. (See Note 6 of Notes to Consolidated Financial Statements.)

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

        b. Exhibits*


EXHIBIT NO.        DESCRIPTION
- - - -----------        -----------
  2.1              Amendment to Securities Purchase Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Securities Purchase Agreement dated June 24, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.**

  4.1              Amendment to Registration Rights Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Registration Rights Agreement dated June 30, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.**

 10.1              Second Amendment to Credit Agreement dated May 6, 1994 by and among the Company, Bank of America NT & SA, as
                   Agent and for itself, ABN AMRO Bank N.V. and Continental Bank N.A., amending the Credit Agreement dated
                   April 30, 1993 by and among the Company, Bank of America NT & SA as Agent and for itself, ABN AMRO Bank N.V.
                   and Continental Bank N.A.***

 10.2              Credit Agreement dated May 6, 1994 by and between the Company and Bank of America NT & SA.**

 10.3              Amendment to Distribution Agreement, dated April 18, 1994, and Letter Agreement modifying such Amendment to
                   Distribution Agreement, dated April 18, 1994 between the Company and Ben & Jerry's Homemade, Inc., amending the
                   Distribution Agreement between the Company and Ben & Jerry's Homemade, Inc., dated January 7, 1987, as amended.**

 11                Computation of Earnings Per Common Share.**

_______________

  * An Exhibit 10.4, while not listed in either Item 6(b) or in the Index to Exhibits, was erroneously filed with the Company's Quarterly Report on Form 10-Q filed on May 10, 1994. The filed agreement was not consummated as of May 10, 1994 nor has such agreement been consummated as of May 23, 1994.

 ** Previously filed.

*** Refiled to include all conformed signatures.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DREYER'S GRAND ICE CREAM, INC.




Dated: May 23, 1994                    By: /s/ Paul R. Woodland
                                           --------------------------
                                           Paul R. Woodland
                                           Vice President -- Finance
                                           and Administration and
                                           Chief Financial Officer

                                                         Index to Exhibits*


EXHIBIT NO.        DESCRIPTION
- - - -----------        -----------
  2.1              Amendment to Securities Purchase Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Securities Purchase Agreement dated June 24, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation.**

  4.1              Amendment to Registration Rights Agreement dated May 6, 1994 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
                   amending the Registration Rights Agreement dated June 30, 1993 by and among the Company, Trustees of General
                   Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation. **

 10.1              Second Amendment to Credit Agreement dated May 6, 1994 by and among the Company, Bank of America NT & SA, as
                   Agent and for itself, ABN AMRO Bank N.V. and Continental Bank N.A., amending the Credit Agreement dated
                   April 30, 1993 by and among the Company, Bank of America NT & SA as Agent and for itself, ABN AMRO Bank N.V.
                   and Continental Bank N.A.***

 10.2              Credit Agreement dated May 6, 1994 by and between the Company and Bank of America NT & SA.**

 10.3              Amendment to Distribution Agreement, dated April 18, 1994, and Letter Agreement modifying such Amendment to
                   Distribution Agreement, dated April 18, 1994 between the Company and Ben & Jerry's Homemade, Inc., amending the
                   Distribution Agreement between the Company and Ben & Jerry's Homemade, Inc., dated January 7, 1987, as amended.**

 11                Computation of Earnings Per Common Share.**



_______________

  * An Exhibit 10.4, while not listed in either Item 6(b) or in the Index to Exhibits, was erroneously filed with the Company's Quarterly Report on Form 10-Q filed on May 10, 1994. The filed agreement was not consummated as of May 10, 1994 nor has such agreement been consummated as of May 23, 1994.

 ** Previously filed.

*** Refiled to include all conformed signatures.