Form 10-Q
period 1994-06-25
DREYERS GRAND ICE CREAM INC
filed 1994-08-09
CIK 352305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1994

                                       OR

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                           Yes   X       No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                August 5, 1994
                                                               ----------------
                   Common stock, $1.00 par value                  15,657,631

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET




                                                                      June 25,              December 25,
                                                                        1994                    1993
                                                                  ----------------         --------------
                                                                     (unaudited)
 Assets
 Current Assets:
       Cash and cash equivalents                                    $  31,430,000           $   2,532,000
       Trade accounts receivable, net of
           allowance for doubtful accounts of
           $511,000 in 1994 and $535,000 in 1993                       72,510,000              46,293,000
       Other accounts receivable                                        7,689,000               5,326,000
       Inventories                                                     37,191,000              27,817,000
       Prepaid expenses and other                                       5,905,000               8,256,000
                                                                    -------------           -------------

       Total current assets                                           154,725,000              90,224,000

 Property, plant and equipment, net                                   154,924,000             142,275,000
 Goodwill and distribution rights, net of
        accumulated amortization of $8,989,000
        in 1994 and $7,572,000 in 1993                                 86,810,000              72,988,000
 Other assets                                                          16,392,000              16,788,000
                                                                    -------------           -------------

 Total assets                                                       $ 412,851,000           $ 322,275,000
                                                                    =============           =============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET




                                                                     June 25,                December 25,
                                                                       1994                      1993
                                                                  -------------             -------------
                                                                   (unaudited)
 Liabilities and Stockholders' Equity
 Current Liabilities:
      Accounts payable and accrued liabilities                    $  49,295,000             $  21,893,000
      Accrued payroll and employee benefits                           8,564,000                 9,249,000
      Current portion of long-term debt                               4,675,000                 1,685,000
                                                                  -------------             -------------

      Total current liabilities                                      62,534,000                32,827,000

 Long-term debt, less current portion                                35,275,000                38,875,000
 Convertible subordinated debentures                                100,752,000               100,752,000
 Deferred income                                                        127,000                   174,000
 Deferred income taxes                                               26,625,000                26,613,000
                                                                  -------------             -------------

 Total liabilities                                                  225,313,000               199,241,000
                                                                  -------------             -------------

 Commitments and contingencies
 Stockholders' Equity:
      Preferred stock, $1 par value -
           10,000,000 shares authorized; no shares
           issued or outstanding in 1994 and 1993
      Common stock, $1 par value -
           30,000,000 shares authorized; 16,114,000
           shares and 14,671,000 shares issued and
           outstanding in 1994 and 1993, respectively                16,114,000                14,671,000
      Capital in excess of par                                      160,155,000                59,145,000
      Retained earnings                                              11,269,000                49,218,000
                                                                  -------------             -------------

 Total stockholders' equity                                         187,538,000               123,034,000
                                                                  -------------             -------------


 Total liabilities and stockholders' equity                       $ 412,851,000             $ 322,275,000
                                                                  =============             =============



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS




                                             Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                        ------------------------------         ------------------------------
                                        June 25, 1994    June 26, 1993         June 25, 1994    June 26, 1993
                                        -------------    -------------         -------------    -------------
                                                 (unaudited)                            (unaudited)
Revenues:
     Net sales                          $ 147,727,000    $ 123,486,000         $ 259,728,000    $ 225,803,000
     Other income                             409,000          271,000               682,000          440,000
                                        -------------    -------------         -------------    -------------
                                          148,136,000      123,757,000           260,410,000      226,243,000
                                        -------------    -------------         -------------    -------------

Costs and expenses:
     Cost of goods sold                   109,659,000       90,924,000           198,411,000      172,215,000
     Selling, general and
       administrative                      38,398,000       20,179,000            57,126,000       36,245,000
     Interest, net of interest
       capitalized                          2,424,000        1,818,000             4,633,000        3,486,000
                                        -------------    -------------         -------------    -------------
                                          150,481,000      112,921,000           260,170,000      211,946,000
                                        -------------    -------------         -------------    -------------

Income (loss) before income taxes          (2,345,000)      10,836,000               240,000       14,297,000

Income tax (provision) benefit                910,000       (3,961,000)              (93,000)      (5,304,000)
                                        -------------    -------------         -------------    -------------

Net income (loss)                       $  (1,435,000)   $   6,875,000         $     147,000    $   8,993,000
                                        =============    =============         =============    =============

Net income (loss) per share             $        (.10)   $         .47         $         .01    $         .62
                                        ==============   =============         =============    =============

Dividends per share                     $         .06    $         .06         $         .12    $         .12
                                        =============    =============         =============    =============

Retained earnings, beginning of         $  49,288,000    $  37,828,000         $  49,218,000    $  36,677,000
period
     Net income (loss)                     (1,435,000)       6,875,000               147,000        8,993,000
     Cash dividends declared                 (976,000)        (877,000)           (1,860,000)      (1,753,000)
     Repurchase and retirement of
          common stock                    (35,608,000)        (206,000)          (36,236,000)        (297,000)
                                        --------------   -------------         -------------    -------------
Retained earnings, end of period        $  11,269,000    $  43,620,000         $  11,269,000    $  43,620,000
                                        =============    =============         =============    =============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Twenty-Six Weeks Ended
                                                                     ------------------------------------------
                                                                           June 25, 1994         June 26, 1993
                                                                           -------------         -------------
                                                                                       (unaudited)
Cash flows from operating activities:
   Net income                                                               $    147,000         $  8,993,000
   Adjustments to reconcile net income to cash provided from
   operations:
      Depreciation and amortization                                            8,507,000            7,268,000
      Deferred income taxes                                                       12,000            1,060,000
      Deferred income                                                            (47,000)             (47,000)
      Changes in assets and liabilities, net of amounts acquired:
         Trade accounts receivable                                           (26,217,000)         (18,499,000)
         Other accounts receivable                                            (2,363,000)          (3,274,000)
         Inventories                                                          (9,374,000)          (5,850,000)
         Prepaid expenses and other                                            2,351,000            3,419,000
         Accounts payable and accrued liabilities                             27,307,000            7,073,000
         Accrued payroll and employee benefits                                  (685,000)            (246,000)
         Income taxes payable                                                                       2,426,000
                                                                            -------------        -------------
                                                                                (362,000)           2,323,000
                                                                            -------------        -------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                              (19,210,000)         (17,564,000)
   Retirement of property, plant and equipment                                   405,000              124,000
   Increase in goodwill and distribution rights                              (15,239,000)          (4,394,000)
   (Increase) decrease in other assets, net                                     (538,000)           1,230,000
                                                                            -------------        -------------
                                                                             (34,582,000)         (20,604,000)
                                                                            -------------        -------------

Cash flows from financing activities:
   Decrease in short-term bank borrowings                                    (23,400,000)         (29,000,000)
   Increase in short-term bank borrowings                                     23,400,000
   Proceeds from long-term debt                                                                    51,800,000
   Reductions in long-term debt                                                 (610,000)          (2,498,000)
   Cash dividends paid                                                        (1,765,000)          (1,750,000)
   Net proceeds from issuance of common stock under Nestle Agreement         102,560,000
   Repurchase of common stock                                                (36,995,000)
   Issuance of common stock under employee stock plans                         1,573,000              629,000
   Repurchase of common stock issued under employee stock plans                 (921,000)            (308,000)
                                                                            -------------        -------------
                                                                              63,842,000           18,873,000
                                                                            -------------        -------------

Increase in cash and cash equivalents                                         28,898,000              592,000

Cash and cash equivalents, beginning of period                                 2,532,000              606,000
                                                                            ------------         -------------

Cash and cash equivalents, end of period                                    $ 31,430,000         $  1,198,000
                                                                            =============        =============


Supplemental Cash Flow Information - cash paid during the year for:
   Interest (net of amounts capitalized)                                    $  4,640,000         $  3,281,000
   Income taxes (net of refunds)                                                 233,000              861,000


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

   The consolidated financial statements for the thirteen and twenty-six week periods ended June 25, 1994 and June 26, 1993, have not been audited by independent public accountants, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Company's Annual Report to Stockholders for the year ended December 25, 1993.


NOTE 2 - Financial Statement Presentation:

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.


NOTE 3 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 25, 1994 and December 25, 1993 consisted of the following (in thousands):

                                     June 25,             December 25,
                                       1994                   1993
                                     --------             ------------
        Raw materials                $  4,009               $  2,050
        Finished goods                 33,182                 25,767
                                     --------               --------

                                     $ 37,191               $ 27,817
                                     ========               ========

NOTE 4 - Net Income Per Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 14,380,000 and 14,539,000 shares for the thirteen weeks and twenty-six weeks ended June 25, 1994 and 14,611,000 and 14,595,000 shares for the thirteen weeks and twenty-six weeks ended June 26, 1993.

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

NOTE 6 - Common Stock:

   On June 14, 1994, the Company completed a transaction (the "Nestle Agreement") with an affiliate of Nestle USA, Inc. ("Nestle"), whereby Nestle purchased three million newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional two million shares at an exercise price of $32 per share. Warrants for one million shares will expire on June 14, 1997 and warrants for the other million shares will expire on June 14, 1999. Nestle paid an aggregate of $10,000,000 for the two million warrants. Total proceeds from the issuance of the initial three million shares and the two million warrants was $106,000,000. In addition, the Company recorded a decrease to capital in excess of par of $3,440,000 for related transaction costs.

The Company has the right to cause Nestle to exercise the warrants at $24 per share subject to certain conditions at any time before June 14, 1997. The Company also has the right to cause Nestle to exercise the warrants at any time through the warrant expiration dates at $32 per share if the average trading price of the common stock exceeds $60 during a 130 trading day period, subject to certain conditions. Furthermore, before June 14, 1999, if the average trading price of the common stock equals or exceeds $60 during a 130 trading day period, Nestle will be required to pay an additional $2 for each share purchased by it and each share issued in respect of warrants exercised by it.

In addition to the Nestle Agreement, the Company entered into a distribution agreement with Nestle Ice Cream Company to distribute Nestle's frozen novelty and ice cream products in certain markets beginning in 1995.

On May 6, 1994, the Company entered into a credit agreement with a bank (the "Credit Agreement") to borrow up to $100,000,000. Under the terms of the Credit Agreement, the Company borrowed funds to finance the repurchase and retirement of shares of its common stock. (See below.) Interest on borrowings was payable at a same day funding rate plus an applicable margin, or at the bank's reference rate. The Credit Agreement was terminated on June 14, 1994 and all funds borrowed were repaid upon receipt of the proceeds from the issuance of the common stock and warrants under the Nestle Agreement.

During the quarter ended June 25, 1994, the Company repurchased and retired 1,644,000 shares of its common stock at prices ranging from $21.38 to $23.50 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. During fiscal 1994, the Company repurchased and retired 37,000 shares of common stock at prices ranging from $22.00 to $28.69 from employees who previously acquired shares under employee stock plans.

NOTE 7 - Subsequent Event:

   Subsequent to quarter end, the Company repurchased and retired 488,000 shares of common stock at prices ranging from $21.88 to $24.00 under the newly authorized plan. (See Note 6.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income and Retained Earnings bear to net sales and the percentage change of such items compared to the indicated prior period:

                                                                                              Period-to-Period
                                                   Percentage of Net Sales                   Increase (Decrease)
                                                   -----------------------                -------------------------
                                                                                           Thirteen     Twenty-Six
                                       Thirteen Weeks Ended     Twenty-Six Weeks Ended       Weeks        Weeks
                                      ---------------------    -----------------------        1994         1994
                                       June 25,    June 26,      June 25,    June 26,       Compared     Compared
                                         1994        1993          1994        1993         to 1993      to 1993
                                      ------------------------------------------------   -------------------------
Revenues
     Net sales                          100.0%      100.0%        100.0%      100.0%           19.6%       15.0%
     Other income                         0.3         0.2           0.3         0.2            50.9        55.0
                                        -----       -----         -----       -----
Total revenue                           100.3       100.2         100.3       100.2            19.7        15.1
                                        -----       -----         -----       -----

Costs and expenses:
     Costs of goods sold                 74.2        73.6          76.4        76.3            20.6        15.2
     Selling, general and
          administrative                 26.0        16.3          22.0        16.1            90.3        57.6
     Interest, net of interest
          capitalized                     1.7         1.5           1.8         1.5            33.3        32.9
                                        -----       -----         -----       -----
Total costs and expenses                101.9        91.4         100.2        93.9            33.3        22.8
                                        -----       -----         -----       -----

Income (loss) before income taxes        (1.6)        8.8           0.1         6.3          (121.6)      (98.3)

Income tax (provision) benefit            0.6        (3.2)         (0.0)       (2.3)         (123.0)      (98.2)
                                        -----       -----         -----       -----

Net income (loss)                        (1.0)        5.6           0.1         4.0          (120.9)      (98.4)
                                        =====       =====         =====       =====

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 25, 1994 Compared with Thirteen Weeks Ended June 26, 1993

   Consolidated net sales for the second quarter of 1994 increased 20% to $147,727,000 compared with $123,486,000 for the same period last year. Sales of the Company's brands increased 24% and represented 65% of consolidated net sales as compared with 63% in the second quarter of 1993. The increase related primarily to higher unit sales of the Company's established brands in all markets, led by Dreyer's and Edy's Frozen Yogurt. To a lesser extent, the increase related to higher unit sales of Dreyer's and Edy's Novelties (Dreyer's and Edy's Ice Cream Bars, Tropical Fruit Bars, Yogurt Bars and Grand Cones), led by the recent market introduction of Grand Cones. The effect of price increases for the Company's brands was not significant. Sales of products purchased from other manufacturers (partner brands) increased 12% and represented 35% of consolidated net sales as compared with 37% in the second quarter of 1993. The effect of price increases for partner brands was not significant.

During the quarter, the Company embarked on a five year plan to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the "Marketing Plan"). Under this Marketing Plan, the Company will increase the amount of its spending for advertising and consumer promotion from a level of approximately $12,000,000 in 1993 to approximately $40,000,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. The Company will begin selling its Edy's branded products in the Boston, Charlotte and Albany markets this year, in addition to the previously announced introduction of Dreyer's line of products into the Houston market. The Company anticipates that the Marketing Plan will continue to materially reduce earnings during the next twelve to twenty-four month period below levels that would have been attained under the former business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. Dreyer's believes that these benefits are not likely to impact the Company's results until 1996 at the earliest. No assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the Marketing Plan, competitors' activities, and general economic conditions.

Cost of goods sold increased $18,735,000 or 21% over the second quarter of 1993, while the overall gross margin decreased from 26.4% in the second quarter of 1993 to 25.8% in the second quarter of 1994. The lower margin was primarily the result of higher distribution expenses, offset partially by increased sales of the Company's brands, which carry a higher margin than partner brands.

Selling, general and administrative expenses in the second quarter of 1994 increased $18,219,000 or 90% as compared to the same period of 1993. This increase related primarily to an increase in overall marketing expenses of $17,216,000. Included in the Company's overall marketing expenses was $11,285,000 for advertising and consumer promotion costs associated with the Company's previously announced Marketing Plan.

Interest expense was $606,000 or 33% higher in the second quarter of 1994 as compared with the same period in 1993, due primarily to the higher interest rate of the convertible subordinated debentures issued in the third quarter of 1993.

Income taxes decreased $4,871,000 reflecting a pre-tax loss and a higher effective tax rate of 38.8% in the second quarter of 1994 as compared to an effective rate of 36.6% in 1993. The lower effective rate in 1993 resulted primarily from the reversal of federal taxes provided in prior periods and, to a lesser extent, a lower effective rate for state income taxes.

Twenty-Six Weeks Ended June 25, 1994 Compared With Twenty-Six Weeks Ended June 26, 1993

   Consolidated net sales for the twenty-six weeks ended June 25, 1994 increased 15% to $259,728,000 compared with $225,803,000 for the same period last year. Sales of the Company's brands increased 21% and represented 66% of consolidated net sales as compared with 62% in the second quarter of 1993. The increase related primarily to higher unit sales of the Company's established brands in all markets, led by Dreyer's and Edy's Frozen Yogurt and, to a lesser extent, higher unit sales of Dreyer's and Edy's Novelties. The effect of price increases for the Company's brands was not significant. Sales of partner brands increased 6%, and represented 34% of consolidated net sales as compared with 38% in the same period last year. The effect of price increases for partner brands was not significant.

Cost of goods sold increased $26,196,000 or 15% as compared with 1993, while the overall gross margin decreased slightly from 23.7% in 1993 to 23.6% in 1994.

Selling, general and administrative expenses in the first two quarters of 1994 increased $20,881,000 or 58% as compared to the same period in 1993. This increase related primarily to an increase in overall marketing expenses of $19,431,000. Included in the Company's overall marketing expenses was $17,635,000 for advertising and consumer promotion costs associated with the Company's previously announced Marketing Plan.

Interest expense in the first two quarters of 1994 was $1,147,000 or 33% higher than in the same period in the prior year due primarily to the higher interest rate of the convertible subordinated debentures issued in the third quarter of 1993.

Income taxes decreased $5,211,000 reflecting substantially lower taxable income. The effective tax rate for the first two quarters of 1994 was 38.8% as compared to 37.1% for the same period in 1993. The lower effective rate in 1993 resulted primarily from the reversal of federal taxes provided in prior periods and, to a lesser extent, a lower rate for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 25, 1994 increased $34,794,000 from year end 1993 due primarily to the increase in cash and cash equivalents and the seasonal increase in trade receivables, offset in part by the increase in accounts payable and accrued liabilities. Cash was provided primarily from the net proceeds from the Nestle Agreement of $102,560,000. (See Note 6 of Notes to Consolidated Financial Statements.) This was the primary source used to fund the repurchase of common stock of $36,995,000, the $19,210,000 increase in property, plant and equipment, and the $15,239,000 increase in goodwill and distribution rights resulting primarily from the Sunbelt distribution rights agreement. (See Note 5 of Notes to Consolidated Financial Statements.)

On June 14, 1994, the Company completed a transaction with an affiliate of Nestle USA, Inc., whereby Nestle purchased three million newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional two million shares at an exercise price of $32 per share. Total proceeds from the issuance of the initial three million shares and the two million warrants was $106,000,000. (See Note 6 of Notes to Consolidated Financial Statements.)

The Company repurchased and retired 1,644,000 shares at prices ranging from $21.38 to $23.50 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. Subsequent to quarter end, the Company repurchased and retired 488,000 shares of common stock at prices ranging from $21.88 to $24.00 under the newly authorized plan. (See Note 6 of Notes to Consolidated Financial Statements.)

At June 25, 1994, the Company had $31,430,000 in cash and cash equivalents, and an unused credit line of $50,000,000.

The Company believes that its cash and cash equivalents, its credit line, its internally generated cash and financing capacity are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 1994, the Company held its 1994 Annual Meeting of Stockholders. A total of 11,235,159 shares (76% of the outstanding shares) were represented at the meeting either in person or by proxy. Matters submitted to a vote of security holders at the meeting were as follows:

         a. Election of two Class III directors to hold office until the 1997 Annual Meeting of Stockholders or until their successors are elected and qualified;

         b. Approving the amendment to the Company's Incentive Stock Option Plan (1982);

         c.  Approving the amendment to the Company's Stock Option Plan (1992);

         d.  Approving the Company's Stock Option Plan (1993); and

         e. Approving the appointment of Price Waterhouse as independent public accountants for fiscal year 1994 and thereafter until a successor is appointed.


         At the Annual Meeting, T. Gary Rogers and William F. Cronk, III were elected as directors of Class III of the Company's Board of Directors. Merril
M. Halpern, John W. Larson and Jack O. Peiffer continue to hold office as directors of Class I of the Board of Directors until the 1995 Annual Meeting. Jerome L. Katz and Edmund R. Manwell continue to hold office as directors of Class II of the Board of Directors until the 1996 Annual Meeting.

         The amendment to the Company's Incentive Stock Option Plan (1982) was approved. The number of affirmative votes cast was 9,035,996. The number of negative votes cast was 27,536.

         The amendment to the Company's Stock Option Plan (1992) was approved. The number of affirmative votes cast was 9,086,085. The number of negative votes cast was 872,849.

         The Company's Stock Option Plan (1993) was approved. The number of affirmative votes cast was 8,585,823. The number of negative votes cast was 1,376,399.

         Price Waterhouse was approved as the Company's independent public accountants for the fiscal year 1994. The number of affirmative votes cast was 11,221,681. The number of negative votes cast was 3,932.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. (i) A Form 8-K was filed by the Company on May 9, 1994 reporting the Company entering into a Stock and Warrant Purchase Agreement (the "Agreement") with Nestle Holdings, Inc. ("Nestle") pursuant to which Nestle agreed to purchase from the Company three million shares of common stock, par value $1.00 per share, for a price of $32 per share, and three-year warrants to purchase one million shares for a price of $32 per share and five-year warrants to purchase one million shares for a price of $32 per share, the aggregate purchase price for such warrants being $10 million. The Form 8-K included the Agreement and exhibits thereto, a copy of the press release issued by the Company on May 6, 1994 in connection with the transactions contemplated by the Agreement and a copy of the press release issued by the Company on May 6, 1994 reporting the Company's earnings for the first quarter of 1994.

             (ii) A Form 8-K/A was filed by the Company on May 23, 1994 to make technical corrections to the Form 8-K filed on May 9, 1994 reporting the Stock and Warrant Purchase Agreement with Nestle Holdings, Inc.

         b.  Exhibits:

Exhibit No.                                            Description
- - -----------                                            -----------

  2.1        First Amendment to the Stock and Warrant Purchase Agreement dated as of June 14, 1994 between the Company and Nestle
             Holdings, Inc.

  3.1        Certificate of Incorporation of the Company, as amended, including the Certificate of Designation of Series A
             Convertible Preferred Stock setting forth the Powers, Preferences, Rights, Qualifications, Limitations and
             Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred
             Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions
             of such series of Preferred Stock.

  3.2        By-laws of the Company, as amended.

  4.1        First Amendment to Amended and Restated Rights Agreement, dated as of June 14, 1994 between the Company and First
             Interstate Bank of California ("FICAL") amending the Amended and Restated Rights Agreement between the Company and
             FICAL (as successor Rights Agent to Bank of America NT & SA) dated March 4, 1991.

  4.2        Registration Rights Agreement dated as of June 14, 1994 between the Company and Nestle Holdings, Inc.

  4.3        Warrant Agreement dated as of June 14, 1994 between the Company and Nestle Holdings, Inc.

 10.1        Third Amendment to Credit Agreement dated July 15, 1994, among the Company, Bank of America NT & SA (the "Bank") as a participant and as Agent, ABN AMRO Bank N.V. ("ABN AMRO"), and Continental Bank N.A. amending the Credit Agreement dated April 30, 1993 among the Company, the Bank and ABN AMRO.

 10.2        Second Amendment to Standby Reimbursement Agreement, dated as of June 25, 1994 between the Company and Sanwa Bank of
             California ("Sanwa") amending the Standby Reimbursement Agreement between the Company and Sanwa dated July 1, 1988.

 11          Computation of Net Income (Loss) Per Share.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DREYER'S GRAND ICE CREAM, INC.





Dated:  August 9, 1994                By: /s/ Paul R. Woodland
                                          ----------------------------
                                          Paul R. Woodland
                                          Vice President - Finance and
                                          Administratio and Chief
                                          Financial Officer

                              INDEX TO EXHIBITS

Exhibit No.                                            Description
- - -----------                                            -----------

  2.1        First Amendment to the Stock and Warrant Purchase Agreement dated as of June 14, 1994 between the Company and Nestle
             Holdings, Inc.

  3.1        Certificate of Incorporation of the Company, as amended, including the Certificate of Designation of Series A
             Convertible Preferred Stock setting forth the Powers, Preferences, Rights, Qualifications, Limitations and
             Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred
             Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions
             of such series of Preferred Stock.

  3.2        By-laws of the Company, as amended.

  4.1        First Amendment to Amended and Restated Rights Agreement, dated as of June 14, 1994 between the Company and First
             Interstate Bank of California ("FICAL") amending the Amended and Restated Rights Agreement between the Company and
             FICAL (as successor Rights Agent to Bank of America NT & SA) dated March 4, 1991.

  4.2        Registration Rights Agreement dated as of June 14, 1994 between the Company and Nestle Holdings, Inc.

  4.3        Warrant Agreement dated as of June 14, 1994 between the Company and Nestle Holdings, Inc.

 10.1        Third Amendment to Credit Agreement dated July 15, 1994, among the Company, Bank of America NT & SA (the "Bank") as a participant and as Agent, ABN AMRO Bank N.V. ("ABN AMRO"), and Continental Bank N.A. amending the Credit Agreement dated April 30, 1993 among the Company, the Bank and ABN AMRO.

 10.2        Second amendment to Standby Reimbursement Agreement, dated as of June 25, 1994 between the Company and Sanwa Bank of
             California ("Sanwa") amending the Standby Reimbursement Agreement between the Company and Sanwa dated July 1, 1988.

 11          Computation of Net Income (Loss) Per Share.