Form 10-Q
period 1994-09-24
DREYERS GRAND ICE CREAM INC
filed 1994-11-08
CIK 352305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ---                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 1994

                                       OR

       _______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14190

                         DREYER'S GRAND ICE CREAM, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                       No. 94-2967523
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No).

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

                        Yes   X          No ____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                               November 4, 1994
                                                               ----------------
                   Common stock, $1.00 par value                  14,700,619

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                                             DREYER'S GRAND ICE CREAM, INC.

                                               CONSOLIDATED BALANCE SHEET




                                                                    September 24,            December 25,
                                                                         1994                    1993
                                                                    -------------            ------------
                                                                     (unaudited)
 Assets
 Current Assets:
       Cash and cash equivalents                                     $  4,644,000            $  2,532,000
       Trade accounts receivable, net of
             allowance for doubtful accounts of
             $510,000 in 1994 and $535,000 in 1993                     69,336,000              46,293,000
       Other accounts receivable                                        7,236,000               5,326,000
       Inventories                                                     35,312,000              27,817,000
       Prepaid expenses and other                                       5,675,000               8,256,000
                                                                     ------------            ------------

       Total current assets                                           122,203,000              90,224,000

 Property, plant and equipment, net                                   156,005,000             142,275,000
 Goodwill and distribution rights, net of
    accumulated amortization of $9,699,000
    in 1994 and $7,572,000 in 1993                                     86,401,000              72,988,000
 Other assets                                                          17,453,000              16,788,000
                                                                     ------------            ------------

Total assets                                                         $382,062,000            $322,275,000
                                                                     ============            ============





See accompanying Notes to Consolidated Financial Statements



                                           DREYER'S GRAND ICE CREAM, INC.

                                             CONSOLIDATED BALANCE SHEET





                                                                  September 24,              December 25,
                                                                      1994                       1993
                                                                  -------------              ------------
                                                                   (unaudited)
 Liabilities and Stockholders' Equity
 Current Liabilities:
      Accounts payable and accrued liabilities                     $ 42,589,000              $ 21,893,000
      Accrued payroll and employee benefits                          12,998,000                 9,249,000
      Current portion of long-term debt                               4,775,000                 1,685,000
                                                                   ------------              ------------
      Total current liabilities                                      60,362,000                32,827,000

 Long-term debt, less current portion                                34,175,000                38,875,000
 Convertible subordinated debentures                                100,752,000               100,752,000
 Deferred income                                                        103,000                   174,000
 Deferred income taxes                                               27,901,000                26,613,000
                                                                   ------------              ------------

 Total liabilities                                                  223,293,000               199,241,000
                                                                   ------------              ------------
Commitments and contingencies
Stockholders' Equity:
      Preferred stock, $1 par value -
         10,000,000 shares authorized; no shares
         issued or outstanding in 1994 and 1993
      Common stock, $1 par value -
         30,000,000 shares authorized; 14,886,000
         shares and 14,671,000 shares issued and
         outstanding in 1994 and 1993, respectively                  14,886,000                14,671,000
      Capital in excess of par                                       95,016,000                59,145,000
      Retained earnings                                              48,867,000                49,218,000
                                                                   ------------              ------------

 Total stockholders' equity                                         158,769,000               123,034,000
                                                                   ------------              ------------

 Total liabilities and stockholders' equity                        $382,062,000              $322,275,000
                                                                   ============              ============






See accompanying Notes to Consolidated Financial Statements

                                             DREYER'S GRAND ICE CREAM, INC.

                                           CONSOLIDATED STATEMENT OF INCOME
                                                      (unaudited)



                                         Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                   --------------------------------          ---------------------------------
                                   Sep. 24, 1994      Sep. 25, 1993          Sep. 24, 1994       Sep. 25, 1993
                                   -------------      -------------          -------------       -------------

Revenues:
   Net sales                        $168,704,000       $140,066,000           $428,432,000        $365,869,000
   Other income                          838,000            430,000              1,520,000             870,000
                                    ------------       ------------           ------------        ------------
                                     169,542,000        140,496,000            429,952,000         366,739,000
                                    ------------       ------------           ------------        ------------

Costs and expenses:
   Cost of goods sold                123,646,000        102,566,000            322,057,000         274,781,000
   Selling, general and
     administrative                   39,881,000         23,925,000             97,007,000          60,170,000
   Interest, net of interest
     capitalized                       2,322,000          2,131,000              6,955,000           5,617,000
                                    ------------       ------------           ------------        ------------

                                     165,849,000        128,622,000            426,019,000         340,568,000
                                    ------------       ------------           ------------        ------------

Income before income taxes             3,693,000         11,874,000              3,933,000          26,171,000
Income taxes                          (1,433,000)        (5,267,000)            (1,526,000)        (10,571,000)
                                    -------------      ------------           ------------        ------------
Net income                          $  2,260,000       $  6,607,000           $  2,407,000        $ 15,600,000
                                    ============       ============           ============        ============

Net income per share:
   Primary                          $        .15       $        .45           $        .16        $       1.07
                                    ============       ============           ============        ============

   Fully diluted                    $        .15       $        .43           $        .16        $       1.05
                                    ============       ============           ============        ============
Dividends per share                 $        .06       $        .06           $        .18        $        .18
                                    ============       ============           ============        ============

See accompanying Notes to Consolidated Financial Statements




                                                  DREYER'S GRAND ICE CREAM, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (unaudited)




                                                 Common Stock
                                         ----------------------------     Capital in           Retained
                                           Shares            Amount      Excess of Par         Earnings            Total
                                         ----------       -----------    --------------       -----------       ------------

 Balance at December 25, 1993            14,671,000       $14,671,000       $59,145,000       $49,218,000       $123,034,000
     Net income                                                                                 2,407,000          2,407,000
     Cash dividends declared                                                                   (2,758,000)        (2,758,000)
     Common stock and warrants
       issued to an affiliate of
       Nestle USA, Inc.                   3,000,000         3,000,000        99,496,000                          102,496,000
     Repurchases of common stock         (2,931,000)       (2,931,000)      (65,574,000)                         (68,505,000)
     Employee stock plans and other         146,000           146,000         1,949,000                            2,095,000
                                         ----------       -----------       -----------       -----------       ------------
  Balance at September 24, 1994          14,886,000       $14,886,000       $95,016,000       $48,867,000       $158,769,000
                                         ==========       ===========       ===========       ===========       ============


  Balance at December 26, 1992           14,563,000       $14,563,000       $56,329,000       $36,677,000       $107,569,000
     Net income                                                                                15,600,000         15,600,000
     Cash dividends declared                                                                   (2,632,000)        (2,632,000)
     Employee stock plans and other          82,000            82,000         1,123,000          (358,000)           847,000
     Common stock issued as
       contingent payment in
       acquisition of
       Cervelli Distributors, Inc.           18,000            18,000           501,000                              519,000
                                         ----------       -----------       -----------       -----------       ------------

 Balance at September 25, 1993           14,663,000       $14,663,000       $57,953,000       $49,287,000       $121,903,000
                                         ==========       ===========       ===========       ===========       ============





See accompanying Notes to Consolidated Financial Statements


                                               DREYER'S GRAND ICE CREAM, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (unaudited)


                                                                                             Thirty-Nine Weeks Ended
                                                                                    ----------------------------------------
                                                                                    September 24,              September 25,
                                                                                         1994                      1993
                                                                                    -------------              -------------

 Cash flows from operating activities:
     Net income                                                                     $ 2,407,000                  $15,600,000
     Adjustments to reconcile net income to cash provided from operations:
       Depreciation and amortization                                                 13,168,000                   10,831,000
       Deferred income taxes                                                          1,288,000                    2,962,000
       Deferred income                                                                  (71,000)                     (71,000)
       Changes in assets and liabilities, net of amounts acquired:
         Trade accounts receivable                                                  (23,043,000)                 (15,522,000)
         Other accounts receivable                                                   (1,910,000)                  (4,055,000)
         Inventories                                                                 (7,495,000)                  (2,900,000)
         Prepaid expenses and other                                                   2,581,000                    3,537,000
         Accounts payable and accrued liabilities                                    20,679,000                    3,717,000
         Accrued payroll and employee benefits                                        3,749,000                    2,123,000
         Income taxes payable                                                                                      2,363,000
                                                                                    -----------                  -----------
                                                                                     11,353,000                   18,585,000
                                                                                    -----------                  -----------


 Cash flows from investing activities:
     Acquisition of property, plant and equipment                                   (23,872,000)                 (25,637,000)
     Retirement of property, plant and equipment                                        688,000                      362,000
     Increase in goodwill and distribution rights                                   (15,540,000)                  (4,571,000)
     Increase in other assets, net                                                   (2,252,000)                  (1,549,000)
                                                                                    -----------                  -----------
                                                                                    (40,976,000)                 (31,395,000)
                                                                                    -----------                  -----------
 Cash flows from financing activities:
     Decrease in short-term bank borrowings                                         (23,400,000)                 (29,000,000)
     Increase in short-term bank borrowings                                          23,400,000
     Proceeds from long-term debt                                                                                 51,800,000
     Reductions in long-term debt                                                    (1,610,000)                (108,898,000)
     Proceeds from convertible subordinated debentures                                                           100,752,000
     Cash dividends paid                                                             (2,741,000)                  (2,627,000)
     Net proceeds from issuance of common stock under Nestle
       Agreement                                                                    102,496,000
     Repurchases of common stock                                                    (68,505,000)
     Issuance of common stock under employee stock plans                              2,095,000                      847,000
                                                                                    -----------                  -----------

                                                                                     31,735,000                   12,874,000
                                                                                    -----------                  -----------
Increase in cash and cash equivalents                                                 2,112,000                       64,000

Cash and cash equivalents, beginning of period                                        2,532,000                      606,000
                                                                                    -----------                  -----------
Cash and cash equivalents, end of period                                            $ 4,644,000                  $   670,000
                                                                                    ===========                  ===========


Supplemental Cash Flow Information - cash paid during the year for:
     Interest (net of amounts capitalized)                                          $ 7,539,000                  $ 6,189,000
     Income taxes (net of refunds)                                                      237,000                    4,289,000





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

   The consolidated financial statements for the thirteen and thirty-nine week periods ended September 24, 1994 and September 25, 1993, have not been audited by independent public accountants, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Company's Annual Report to Stockholders for the year ended December 25, 1993.


NOTE 2 - Financial Statement Presentation:

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.


NOTE 3 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 24, 1994 and December 25, 1993 consisted of the following (in thousands):

                                  September 24,             December 25,
                                      1994                      1993
                             --------------------      --------------------

     Raw materials                 $  4,058                  $  2,050
     Finished goods                  31,254                    25,767
                                   --------                  --------

                                   $ 35,312                  $ 27,817
                                   ========                  ========

NOTE 4 - Net Income Per Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period. Shares used in the computation were as follows:

                              Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                        --------------------------------          ------------------------------
                        Sep. 24, 1994      Sep. 25, 1993          Sep. 24, 1994    Sep. 25, 1993
                        -------------      -------------          -------------    -------------

Primary                   15,444,000         14,631,000             14,840,000       14,607,000
Fully diluted             15,444,000         17,624,000             14,840,000       15,731,000


The potentially dilutive effect of the convertible subordinated debentures and other common stock equivalents was anti-dilutive for the thirteen and thirty-nine week periods ended September 24, 1994. Accordingly, fully diluted net income per share presented is equivalent to primary net income per share.

NOTE 5 - Goodwill and Distribution Rights:

   On January 4, 1994, the Company entered into a long-term distribution agreement with Sunbelt Distributors, Inc. ("Sunbelt"), the leading independent direct-store-delivery ice cream distributor in Texas. Under the agreement, the Company paid Sunbelt $10,970,000 in cash to secure the long-term exclusive right to have its products distributed by Sunbelt in Texas and certain parts of Louisiana and Arkansas. In conjunction with this transaction, the Company recorded $11,321,000 in distribution rights, including $351,000 in transaction costs.


NOTE 6 - Common Stock

   On June 14, 1994, the Company completed a transaction (the "Nestle Agreement") with an affiliate of Nestle USA, Inc. ("Nestle"), whereby Nestle purchased three million newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional two million shares at an exercise price of $32 per share. Warrants for one million shares will expire on June 14, 1997 and warrants for the other million shares will expire on June 14, 1999. Nestle paid an aggregate of $10,000,000 for the two million warrants. Total proceeds from the issuance of the initial three million shares and the two million warrants was $106,000,000. In connection with the Nestle Agreement, the Company incurred transaction costs of $3,504,000 which were recorded as a charge against capital in excess of par.

The Company has the right to cause Nestle to exercise the warrants at $24 per share subject to certain conditions at any time before June 14, 1997. The Company also has the right to cause Nestle to exercise the warrants at any time through the warrant expiration dates at $32 per share if the average trading price of the common stock exceeds $60 during a 130 trading day period, subject to certain conditions. Furthermore, before June 14, 1999, if the average trading price of the common stock equals or exceeds $60 during a 130 trading day period, Nestle will be required to pay an additional $2 for each share purchased.

In addition to the Nestle Agreement, the Company entered into a distribution agreement with Nestle Ice Cream Company to distribute Nestle's frozen novelty and ice cream products in certain markets beginning in 1995.

During the first three quarters of 1994, the Company repurchased and retired 2,891,000 shares of its common stock at prices ranging from $21.38 to $25.63 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. In addition, the Company repurchased and retired 40,000 shares of its common stock at prices ranging from $22.00 to $28.69 from employees who previously acquired shares under employee stock plans. In connection with these repurchases, the Company charged the excess over par value for shares repurchased to capital in excess of par rather than the previous practice of charging to retained earnings. The practice commenced in the third quarter of 1994, retroactive to the beginning of fiscal year 1994.


NOTE 7 - Subsequent Event:

   Subsequent to quarter end, the Company repurchased and retired 184,000 shares of its common stock at prices ranging from $25.13 to $25.75 under the newly authorized plan. (See Note 6.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

                                                                                            Period-to-Period
                                                    Percentage of Net Sales                Increase (Decrease)
                                                    -----------------------                --------------------
                                                                                           Thirteen Thirty-Nine
                                          Thirteen Weeks Ended  Thirty-Nine Weeks Ended      Weeks      Weeks
                                          --------------------  -----------------------       1994      1994
                                           Sep. 24,  Sep. 25,      Sep. 24,  Sep. 25,       Compared  Compared
                                             1994     1993          1994       1993         to 1993   to 1993
                                        ---------------------      ------------------       ------------------

 Revenues
    Net sales                               100.0%    100.0%        100.0%    100.0%          20.4%      17.1%
    Other income                              0.5       0.3           0.3       0.2           94.9       74.7
                                            -----     -----         -----     -----
 Total revenue                              100.5     100.3         100.3     100.2           20.7       17.2
                                            -----     -----         -----     -----

 Costs and expenses:
    Costs of goods sold                      73.3      73.2          75.2      75.1           20.6       17.2
    Selling, general and
       administrative                        23.6      17.1          22.6      16.4           66.7       61.2
    Interest, net of
       interest capitalized                   1.4       1.5           1.6       1.5            9.0       23.8
                                            -----     -----         -----     -----

 Total costs and expenses                    98.3      91.8          99.4      93.0           28.9       25.1
                                            -----     -----         -----     -----

 Income before income taxes                   2.2       8.5           0.9       7.2          (68.9)     (85.0)

 Income taxes                                (0.9)     (3.8)         (0.3)     (2.9)         (72.8)     (85.0)
                                            -----     -----         -----     -----

 Net income                                   1.3       4.7           0.6       4.3          (65.8)     (84.6)
                                            =====     =====         ======    ======




RESULTS OF OPERATIONS

Thirteen Weeks Ended September 24, 1994 Compared with Thirteen Weeks Ended September 25, 1993

   Consolidated net sales for the third quarter of 1994 increased 20% to $168,704,000 compared with $140,066,000 for the same period last year. Sales of the Company's brands increased 21% and represented 65% of consolidated net sales in the third quarter of both 1994 and 1993. The increase related primarily to higher unit sales of the Company's established brands in all markets, led by Dreyer's and Edy's Frozen Yogurt. To a lesser extent, the increase related to higher unit sales of Dreyer's and Edy's Novelties (Dreyer's and Edy's Ice Cream Bars, Tropical Fruit Bars, Yogurt Bars and Grand Cones), led by the recent market introduction of Grand Cones. The effect of price increases for the Company's brands was not significant. Sales of products purchased from other manufacturers (partner brands) increased 20% and represented 35% of consolidated net sales in the third quarter of both 1994 and 1993. The effect of price increases for partner brands was not significant.

During the second quarter of 1994, the Company embarked on a five year plan to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the "Marketing Plan"). Under this Marketing Plan, the Company will increase the amount of its spending for advertising and consumer promotion from a level of approximately $12,000,000 in 1993 to approximately $40,000,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. The Company began selling its Edy's branded products in the Boston, Charlotte and Albany markets this year, in addition to the previously announced introduction of Dreyer's line of products into the Houston market. The Company anticipates that the Marketing Plan will continue to materially reduce earnings during the next twelve to twenty-four month period below levels that would have been attained under the former business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. Dreyer's believes that these benefits are not likely to impact the Company's results until 1996 at the earliest. No assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the Marketing Plan, competitors' activities, and general economic conditions.

Cost of goods sold increased $21,080,000 or 21% over the third quarter of 1993, while the overall gross margin decreased slightly from 26.8% in the third quarter of 1993 to 26.7% in the third quarter of 1994.

Selling, general and administrative expenses in the third quarter of 1994 increased $15,956,000 or 67% as compared to the same period of 1993. This increase related primarily to an increase in overall marketing expenses of $15,490,000. Included in the Company's overall marketing expenses was $17,288,000 for advertising and consumer promotion costs associated with the Company's previously announced Marketing Plan.

Interest expense was $191,000 or 9% higher in the third quarter of 1994 as compared with the same period in 1993, due primarily to the higher interest rate of the convertible subordinated debentures issued in the third quarter of 1993.

Income taxes decreased $3,834,000 reflecting substantially lower taxable income and a lower effective tax rate of 38.8% in the third quarter of 1994 as compared to an effective tax rate of 44.4% in 1993. The higher effective rate in 1993 resulted primarily from the retroactive federal tax rate increase recorded in the third quarter of 1993.

Thirty-Nine Weeks Ended September 24, 1994 Compared With Thirty-Nine Weeks Ended September 25, 1993

   Consolidated net sales for the thirty-nine weeks ended September 24, 1994 increased 17% to $428,432,000 compared with $365,869,000 for the same period last year. Sales of the Company's brands increased 21% and represented 65% of consolidated net sales as compared with 63% in the third quarter of 1993. The increase related primarily to higher unit sales of the Company's established brands in all markets, led by Dreyer's and Edy's Frozen Yogurt and, to a lesser extent, higher unit sales of Dreyer's and Edy's Novelties, led by the recent market introduction of Grand Cones. The effect of price increases for the Company's brands was not significant. Sales of partner brands increased 11%, and represented 35% of consolidated net sales as compared with 37% in the same period last year. The effect of price increases for partner brands was not significant.

Cost of goods sold increased $47,276,000 or 17% as compared with 1993, while the overall gross margin decreased slightly from 24.9% in 1993 to 24.8% in 1994.

Selling, general and administrative expenses in the first three quarters of 1994 increased $36,837,000 or 61% as compared to the same period in 1993. This increase related primarily to an increase in overall marketing expenses of $34,922,000. Included in the Company's overall marketing expenses was $34,923,000 for advertising and consumer promotion costs associated with the Company's previously announced Marketing Plan.

Interest expense in the first three quarters of 1994 was $1,338,000 or 24% higher than in the same period in the prior year due primarily to the higher interest rate of the convertible subordinated debentures issued in the third quarter of 1993.

Income taxes decreased $9,045,000 reflecting substantially lower taxable income as well as a lower effective tax rate. The effective tax rate for the first three quarters of 1994 was 38.8% as compared to 40.4% for the same period in 1993. The higher effective rate in 1993 resulted primarily from the retroactive federal tax rate increase partially offset by the reversal of federal taxes provided in prior periods and, to a lesser extent, a lower rate for state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

    Working capital at September 24, 1994 increased $4,444,000 from year end 1993 due primarily to the seasonal increase in trade receivables and inventories, offset in part by the increase in accounts payable and accrued liabilities. Cash was provided primarily from the net proceeds from the Nestle Agreement of $102,496,000. (See Note 6 of Notes to Consolidated Financial Statements.) This was the primary source used to fund the repurchase of common stock of $68,505,000, the $23,501,000 increase in property, plant and equipment, and the $15,540,000 increase in goodwill and distribution rights resulting primarily from the Sunbelt distribution rights agreement. (See Note 5 of Notes to Consolidated Financial Statements.)

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

The Company repurchased and retired 2,891,000 shares of its common stock at prices ranging from $21.38 to $25.63 under a newly authorized plan to repurchase up to 5 million shares through open market purchases and negotiated transactions. Subsequent to quarter end, the Company repurchased and retired 184,000 shares of its common stock at prices ranging from $25.13 to $25.75 under the newly authorized plan. (See Note 6 of Notes to Consolidated Financial Statements.)

At September 24, 1994, the Company had $4,644,000 in cash and cash equivalents, and an unused credit line of $50,000,000.

The Company believes that its cash and cash equivalents, its credit line, its internally generated cash and financing capacity are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION



ITEM     6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. No reports on Form 8-K were filed by the Company during the quarter ending on September 24, 1994.


Exhibit No.                 Description
- - -----------                 -----------


11           Computation of Net Income Per Common Share

27           Financial Data Schedule



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DREYER'S GRAND ICE CREAM, INC.





Dated:  November 8, 1994         By:/s/  Paul R. Woodland
                                    --------------------------
                                    Paul R. Woodland
                                    Vice President - Finance and Administration
                                    and Chief Financial Officer

                                  EXHIBIT INDEX



11      Computation of Net Income Per Common Share

27      Financial Data Schedule





















                                       15A