Form 10-K
DREYERS GRAND ICE CREAM INC
filed 1995-03-30
CIK 352305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 -----      THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   _        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______.

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

       Registrant's telephone number, including area code: (510) 652-8187

        Securities registered pursuant to Section 12(b) of the Act: None

                                                          Name of Each Exchange
            Title of Each Class                            on Which Registered
            -------------------                           ---------------------
              Not applicable                                  Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 Par Value
                        Preferred Stock Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  X      No
                                                          ---        ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 24, 1995, the latest practicable date, 13,928,947 shares of Common Stock were outstanding. The aggregate market value (based on the average of the high and low sales prices on March 24, 1995, as reported by NASDAQ) of the Common Stock held by nonaffiliates was approximately $286,024,183. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

_______________________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Dreyer's Grand Ice Cream, Inc. 1994 Annual Report to Stockholders (Exhibit 13 hereto) are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report.

    Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission on or before April 28, 1995 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1995 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

    Dreyer's Grand Ice Cream, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, sometimes referred to herein as "Dreyer's" or the "Company." The Company, successor to the original Dreyer's Grand Ice Cream business, was originally incorporated in California on February 23, 1977 and reincorporated in Delaware on December 28, 1985.

    Dreyer's manufactures and distributes premium ice cream and other frozen dairy products. Since 1977, Dreyer's Grand Ice Cream has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of frozen dairy desserts sold under the Dreyer's and Edy's brand names in retail outlets serving more than 70% of the households in the United States. The Dreyer's line of products is available in the thirteen western states, parts of Texas and certain markets in the Far East. The Company's products are sold under the Edy's brand name throughout the Eastern, Midwestern and Southeastern regions of the United States. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system. The Company also distributes and, in certain instances, manufactures branded ice cream and frozen dairy dessert products, and other selected novelty products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

MARKETS

    Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality and brand image rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of "private label" ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants. The resulting reduction in the market for milk and the "regular" ice cream brands produced by the independent dairies has caused many such dairies to withdraw from the market. Manufacturing and formulation complexities, broader flavor requirements, consumer preference and brand identity, however, make it more difficult for the chains' private label brands to compete effectively in the premium market segment. As a result, independent premium brands such as the Company's are normally stocked by major grocery chains.

    While many foodservice operators, including hotels, schools, hospitals and other institutions, buy ice cream primarily on the basis of price, there are also those in the foodservice industry who purchase ice cream based on its quality. Operators of ice cream shops wanting to feature a quality brand, restaurants that include an ice cream brand on their menu and clubs or chefs concerned with the quality of their fare are often willing to pay for Dreyer's quality, image and brand identity.

PRODUCTS

    The Company and its predecessors have always been innovators of flavor and package development. William A. Dreyer, the creator of Dreyer's Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road, Toasted Almond and Candy Mint. In addition, Dreyer's was among the first ice creams in the West packaged in round containers with window lids that allow consumers to see the actual product they are buying.

    The Company uses only the highest quality ingredients in its products. The Company's management philosophy is to resist changes in its formulations or production processes that compromise quality for cost even though the industry in general may adopt such new formulation or process compromises. For example, Dreyer's still uses an old-fashioned method of "vat pasteurization" which imparts a distinctive taste to the ice cream mix, even though a less expensive pasteurization method is available. Similarly, the Company insists on using a substantially more expensive 100% pure vanilla formulation even though most other ice cream manufacturers use a blend of real and imitation vanilla.

    Dreyer's and Edy's Grand Ice Cream is the Company's flagship product.
These brands of ice cream utilize traditional formulations with all natural flavorings and are characterized by premium quality taste and texture, and diverse flavor selection. The flagship product is complimented by the Company's successful reduced fat, low cholesterol products such as Frozen Yogurt, Grand Light(R) ice cream, No Sugar Added ice cream and Fat Free ice cream. The Company believes these products are well positioned in the segments of the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company's product line now includes over eighty flavors that are selected both on the basis of general popularity and on the intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during a particular month. The Company operates a continuous flavor development and evaluation program.

    Dreyer's and Edy's Frozen Yogurt and Fat Free Frozen Yogurt, which incorporate proprietary technology, are premium frozen yogurt products with all natural flavorings that are packaged in convenient half gallon and quart sizes. Frozen Yogurt, with less than 4 grams of fat per serving, and Fat Free Frozen Yogurt, which contains no fat and no cholesterol, retain both the creaminess and texture of ice cream while offering the nutritional benefits of yogurt. Dreyer's and Edy's Frozen Yogurt and Fat Free Frozen Yogurt represent a significant portion of the Company's sales.

    Dreyer's and Edy's Grand Light(R) developed by the Company incorporating a technology and formulation similar to that used for Frozen Yogurt is manufactured with all natural flavorings, has half the fat of regular ice cream and contains as little as 100 calories per serving. While light products in other food categories had enjoyed enormous success for many years, Grand Light(R) was the ice cream category's first premium branded light product when it was introduced in 1987. Dreyer's and Edy's Grand Light(R) represents a significant portion of the Company's sales.

    Dreyer's and Edy's No Sugar Added ice cream is sweetened with NutraSweet(R) and has only half the fat of regular ice cream. No Sugar Added represents a rapidly growing portion of the Company's sales.

    Dreyer's and Edy's Fat Free ice cream was developed and introduced to target the fat and cholesterol conscious consumer. Dreyer's and Edy's Fat Free is a fat free, cholesterol-free ice cream.

    Dreyer's and Edy's Grand Soft(TM), a new and improved soft serve product using new technology, is available as ice cream or frozen yogurt.

    In 1994 the Company introduced Dreyer's and Edy's Grand Cones to complement its existing novelty line featuring Dreyer's and Edy's Grand Ice Cream Bars and Tropical Fruit Bars, which were both introduced in 1993. The Dreyer's and Edy's Grand Ice Cream Bars and Grand Cones incorporate proprietary technology which allows the Company to offer flavors that are not available in any other bar or cone. The Dreyer's and Edy's Tropical Fruit Bars, made with real fruit, target the health conscious consumer.

    In late 1992, the Company acquired certain assets from Calip Dairies, Inc. (Calip), including the T&W(R) premium ice cream brand and Calip's supermarket direct-store-distribution assets in the New York metropolitan area. The Company now manufactures the T&W products which are distributed by the Company in parts of New Jersey, Connecticut and New York, as well as in the New York metropolitan area.

    The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies, including Ben & Jerry's Homemade(R) superpremium ice cream, Healthy Choice(R) low fat ice cream from ConAgra, Inc. and Mocha Mix(R) from Presto Food Products, Inc. The Company distributes ice cream novelties manufactured by or for Nestle Ice Cream Company; ice cream novelties manufactured by Dove International, a division of Mars, Incorporated; Dolly Madison(R) ice cream and frozen dairy dessert products; Steve's Homemade Ice Cream Inc.'s products; and various other frozen dessert novelty products which vary from market to market.

    The Company holds registered trademarks on many of its products. The Company believes that consumers associate the Company's trademarks, distinctive packaging and trade dress with the Company's high quality products. The Company does not own any patents that are material to its business. Historically, research and development expenses have not been significant.

MARKETING, SALES AND DISTRIBUTION

    The Company's marketing strategy is based upon management's belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways - taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product's quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer franchise. It is the Company's goal to develop such a consumer franchise in each major market in which it does business.

    During the second quarter of 1994, the Company embarked on a five year plan to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the Strategic Plan). Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from $11,486,000 in 1993 to $40,287,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. In 1994, the Company began selling its products in the Texas and the New England markets as well as in several cities in the southern United States. The Company anticipates that the Strategic Plan will continue to materially reduce earnings during the next twelve to eighteen month period below levels that would have been attained under the former business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. The Company believes that these benefits are not likely to impact its results until 1996 at the earliest, and no assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the increased marketing expenditures, competitors' activities and general economic conditions.

    Unlike many other ice cream manufacturers, the Company uses a direct-store-delivery system which allows distribution of the Company's products directly to the retail ice cream cabinet by either the Company's own personnel or independent distributors who primarily distribute the Company's products. This store level distribution allows service to be tailored to the needs of each store. Dreyer's believes this service ensures proper product handling, quality control, flavor selection and retail display. The implementation of this strategy has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold. The distribution system currently serves more grocery accounts than any other direct-store-delivery system for ice cream products operating in the United States.

    Each distributor, whether company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

    The distribution network in the West now includes ten distribution centers operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego and Denver. The Company also owns 49% of M-K-D Distributors, Inc. (M-K-D), which is a distributor in Seattle, Portland, Alaska and Salt Lake City. The remaining metropolitan areas throughout the thirteen western states, Texas and the Far East are served through independent distributors.

    Distribution in the Eastern, Midwestern and Southeastern regions of the United States is under the Edy's brand name. Most of the distribution of the Company's products in these regions is through eighteen Company-owned distribution centers, including centers in New York, Chicago, Washington, D.C., Tampa and Milwaukee. The Company also has independent distributors serving the Detroit, New England and Southeastern areas of the United States.

    Taken together, independent distributors, including M-K-D, accounted for approximately 20% of consolidated net sales in 1994. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

    For fiscal 1994, no customer accounted for more than 10% of consolidated net sales of the Company. The Company's export sales were about 1% of 1994 consolidated net sales.

    The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

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

    On November 20, 1992, the Company purchased from Calip certain assets for $21,840,000 in cash in a transaction accounted for as a purchase. The assets acquired include the T&W premium ice cream brand and Calip's supermarket direct-store distribution assets in the greater New York metropolitan area. In conjunction with the purchase, the Company recorded $18,341,000 in goodwill and distribution rights. In 1993, the Company paid $3,000,000 in cash to satisfy a contingent payment required under the purchase agreement.

MANUFACTURING

    The Company manufactures its products at its plants in Union City, California; City of Commerce, California; and Ft. Wayne, Indiana. In order to serve high altitude markets, the Company has manufacturing agreements with two ice cream manufacturers to produce Dreyer's line of products in accordance with specifications and quality control provided by Dreyer's. Of the approximately
56.0 million gallons of the Company's products sold in 1994, approximately 3.1 million gallons were manufactured under these arrangements. The Company also has manufacturing agreements with two different facilities to produce a portion of its novelty products. During 1994, these facilities produced 2.4 million cases of Dreyer's and Edy's Ice Cream Bars and Tropical Fruit Bars. The Company also has agreements to produce products for other manufacturers. In 1994, the Company manufactured approximately 10.9 million gallons of product under agreements of this type.

    The primary factor in the Company's product costs is the price of basic dairy ingredients (cream, milk and skim milk) and sugar. The minimum prices paid for dairy ingredients are established by the market under the Federal Milk Price Support Program.

    In order to ensure consistency of flavor, each of the Company's manufacturing plants purchases, to the extent practicable, all of its required dairy ingredients from one local supplier. These dairy products and most other ingredients or their equivalents are available from multiple sources.

COMPETITION

    The Company's manufactured products compete on the basis of brand image, quality and breadth of flavor selection. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business.

    Much of the Company's competition comes from the "private label" brands produced by or for the major supermarket chains and which generally sell at prices below those charged by the Company for its products. Because these brands are owned by the retailer, they often receive preferential treatment when the retailers allocate available freezer space. The Company's competition also includes premium ice creams produced by other ice cream manufacturers, some of whom are owned by parent companies much larger than Dreyer's.

EMPLOYEES

    On December 31, 1994, the Company had 2,062 employees. The Company's Union City manufacturing and distribution employees are represented by the Milk Drivers & Dairy Employees Union, Local 302 and the International Union of Operating Engineers, Stationary Local No. 39 whose contracts with the Company expire in December 1995 and August 1996, respectively. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150 whose contract with the Company expires in August 1995. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655 whose contract with the Company expires in December 1995. The Company has never experienced a strike by any of its employees.

ITEM 2.     PROPERTIES

    The Company's headquarters are located at 5929 College Avenue in Oakland, California. The headquarters buildings include 54,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

    The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has the current production capacity of 28.0 million gallons per year. During 1994, the facility produced approximately 17.7 million gallons of ice cream and related products.

    The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and storage space and 7,000 square feet of office space. The lease on this property, including renewal options, expires in 2011. The plant has the current production capacity of 20.0 million gallons per year. During 1994, the facility produced approximately 15.8 million gallons of ice cream and related products. In 1994, the Company completed construction of a cold storage warehouse facility located on property acquired in the City of Industry, California. This facility includes 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse space leased in the City of Commerce.

    The Company also owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 116,000 square feet of manufacturing and storage space and 6,000 square feet of office space. In addition, the Company leases approximately 55,000 square feet of cold storage and 8,000 square feet of office space near the Fort Wayne facility. The plant has the current production capacity of 50.0 million gallons per year. During 1994, the facility produced approximately 32.6 million gallons of ice cream and related products. The Company's original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company's obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

    The Company intentionally designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant.

    The Company also leases or rents various local distribution and office facilities with leases expiring through the year 2011 (including options to renew).

ITEM 3.     LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers and their ages are as follows:

          Name                             Position                            Age
          ----                             --------                            ---
    T. Gary Rogers             Chairman of the Board and                        52
                                  Chief Executive Officer
    William F. Cronk, III      President                                        52
    Edmund R. Manwell          Secretary                                        52
    Thomas M. Delaplane        Vice President - Sales                           50
    Robert P. Johnson          Vice President - Marketing                       51
    William R. Oldenburg       Vice President - Operations                      48
    Paul R. Woodland           Vice President - Finance and                     44
                                  Administration, Chief Financial
                                  Officer & Assistant Secretary

    All officers hold office at the pleasure of the Board of Directors. There is no family relationship among the above officers.

    Mr. Rogers has served as Dreyer's Chairman of the Board and Chief Executive Officer since its incorporation in February 1977.

    Mr. Cronk has served as a director of the Company since its incorporation in February 1977 and has been the Company's President since April 1981.

    Mr. Manwell has served as Secretary of the Company since its incorporation and as a director of the Company since April 1981. Since March 1982, Mr. Manwell has been a partner in the law firm of Manwell & Milton, general counsel to the Company.

    Mr. Delaplane has served as Vice President - Sales of the Company since May 1987.

    Mr. Johnson has served as Vice President - Marketing of the Company since May 1990. From February 1989 to May 1990, he served as President of Skin Science Resources, Inc., a private start-up venture which marketed dermatologic products. From 1982 through February 1989, Mr. Johnson served as Marketing Director of the Household Products Division of The Clorox Company.

    Mr. Oldenburg has served as Vice President - Operations of the Company since September 1986.

    Mr. Woodland has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since September 1981 and as Assistant Secretary since December 1985.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

    The information set forth in Note 14 under the caption "Price Range (NASDAQ)" which appears on page 28 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

    On March 24, 1995, the number of holders of record of the Company's common stock was 3,669.

    The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 1994. On March 7, 1995, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.06 per share of common stock for each quarter of 1995. Also on March 7, 1995, the Board of Directors declared a dividend of $.06 per share of common stock for the first quarter of 1995 for stockholders of record on March 31, 1995.


ITEM 6.     SELECTED FINANCIAL DATA

    The information set forth under the caption "Five Year Summary of Significant Financial Data" which appears on page 29 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth under the caption "Management's Discussion and Analysis" which appears on pages 30-32 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 13, 1995, appearing on pages 18-28 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the captions "Matters Submitted to the Vote of Stockholders - Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission on or before April 28, 1995, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission on or before April 28, 1995 is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission on or before April 28, 1995 is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission on or before April 28, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)      Financial Statements and Financial Statement Schedules:

                     The following documents are filed as part of this report:

                                                                                Page in
                                                                                Annual
                                                                                Report*
                                                                                -------
                     1.      Financial Statements:

                             Report of Independent Accountants                    18

                             Consolidated Statement of Income for the
                             three years ended December 31, 1994                  18

                             Consolidated Balance Sheet at
                             December 31, 1994 and December 25, 1993              19

                             Consolidated Statement of Changes in
                             Stockholders' Equity for the three years
                             ended December 31, 1994                              20

                             Consolidated Statement of Cash Flows for
                             the three years ended December 31, 1994              21

                             Notes to Consolidated Financial Statements           22-28


                                                                                  Page
                                                                                  ----

                     2.      Financial Statement Schedules:

                             Report of Independent Accountants on Financial
                             Statement Schedule                                   18

                             For the three years ended December 31, 1994
                             II.      Valuation and Qualifying Accounts           19

                             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                             Financial statements of any 50% or less owned company has been omitted because the Registrant's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amounts, and the investment in and advances to any such company is less than 20% of consolidated total assets.
_______
    * Incorporated by reference to the indicated pages of the Company's 1994 Annual Report to Stockholders.

               3.      List of Management Compensation Agreements

                             (i) Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982) referenced in Exhibit
                             10.3 herein.

                             (ii) Indemnification Agreements by and between Dreyer's Grand Ice Cream, Inc. and each of its directors, executive officers and certain other officers referenced in Exhibit 10.11 herein.

                             (iii) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) referenced in Exhibit 10.19 herein.

                             (iv) Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan referenced in Exhibit 10.22 herein.

                             (v) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) referenced in Exhibit 10.23 herein.

                             (vi) Dreyer's Grand Ice Cream, Inc. Income Swap Plan referenced in Exhibit 10.24 herein.

            (b)      Reports on Form 8-K

                     Not applicable.

            (c)      Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    ------                            -----------
    2.1     Asset Purchase Agreement dated as of November 20, 1992 by and between Edy's Grand Ice Cream and Calip Dairies, Inc.
            (Exhibit 2.1(11)).

    2.2     Securities Purchase Agreement dated June 24, 1993 by and among Dreyer's Grand Ice Cream, Inc., Trustees of General
            Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit
            2.1(13)).

    2.3     Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
            General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
            amending Exhibit 2.2 (Exhibit 2.1(16)).

    2.4     Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle
            Holdings, Inc. (Exhibit 2.1(17)).

    2.5     First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer's Grand Ice
            Cream, Inc. and Nestle Holdings, Inc., amending Exhibit 2.4 (Exhibit 2.1(18)).

    3.1     Certificate of Incorporation of Dreyer's Grand Ice Cream, Inc., as amended, including the Certificate of Designation of
            Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications,
            Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B
            Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and
            Restrictions of such series of Preferred Stock (Exhibit 3.1(18)).

    3.2     Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock.

    3.3     By-laws of Dreyer's Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit 3.2(18)).

    4.1     Amended and Restated Rights Agreement dated March 4, 1991  between Dreyer's Grand Ice Cream, Inc. and Bank of America,
            NT & SA (Exhibit 10.1(6)).

    4.2     Registration Rights Agreement dated as of June 30, 1993 among Dreyer's Grand Ice Cream, Inc., General Electric Capital
            Corporation, Trustees of General Electric Pension Trust, and GE Investment Private Placement Partners, I (Exhibit
            4.1(14)).

    4.3     Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
            General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation,
            amending Exhibit 4.2 (Exhibit 4.1(16)).

    4.4     First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer's
            Grand Ice Cream, Inc. and First Interstate Bank of California (as successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit 4.1(18)).

    4.5     Registration Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings,
            Inc. (Exhibit 4.2(18)).

    4.6     Warrant Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc.  (Exhibit
            4.3(18)).

    10.1    Agreement dated September 18, 1978 between Dreyer's Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(1)).

    10.2    Agreement and Lease dated as of January 1, 1982  between Jack and Tillie Marantz and Dreyer's Grand Ice Cream, Inc.,
            as amended.

    10.3    Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982), as amended (Exhibit 10.6(15)).

    10.4    Loan Agreement between Edy's Grand Ice Cream and City of Fort Wayne, Indiana dated September 1, 1985 and related
            Letter of Credit Letter of Credit Agreement, Mortgage, Security Agreement, Pledge and Security Agreement and General
            Continuing Guaranty of Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).

    10.5    Distribution Agreement between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc. dated January 6, 1987
            (Exhibit 10.1(3)).

    10.6    Amendment and Waiver dated July 17, 1987 between Dreyer's Grand Ice Cream, Inc. and Security Pacific National Bank,
            amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.44(7)).

    10.7    Amendment and Waiver dated December 24, 1987 between Dreyer's Grand Ice Cream, Inc. and Security Pacific National Bank,
            amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.45(7)).

    10.8    Master Lease dated September 28, 1988 between Dreyer's Grand Ice Cream, Inc. and Security Pacific Equipment Leasing,
            Inc., as amended (Exhibit 10.53(7)).

    10.9    Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc.,
            Edy's Grand Ice Cream, Edy's of New York, Inc., and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46
            (4)).

    10.10   Amendment to the Distribution Agreement dated as of April 11, 1989 by and among Dreyer's Grand Ice Cream, Inc., Edy's
            Grand Ice Cream, Edy's of New York, Inc., and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).

    10.11   Form of Indemnification Agreement between Dreyer's Grand Ice Cream, Inc. and each officer and director of Dreyer's
            Grand Ice Cream, Inc. (Exhibit 10.47(4)).

    10.12   Assignment of Lease dated as of March 31, 1989 among Dreyer's Grand Ice Cream, Inc., Smithway Associates, Inc. and
            Wilsey Foods, Inc. (Exhibit 10.52(5)).

    10.13   Amendment of Lease dated as of March 31, 1989 between Dreyer's Grand Ice Cream, Inc. and Smithway Associates, Inc., as
            amended by letter dated April 17, 1989 between Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit
            10.12 (Exhibit 10.53(5)).

    10.14   Manufacturing and Warehouse Agreement dated as of April 5, 1989 by and between Edy's Grand Ice Cream and Ben & Jerry's
            Homemade, Inc. and Agreement for First Amendment to Manufacturing and Warehouse Agreement dated as of January 3, 1990
            (Exhibit 10.45(5)).

    10.15   Third Amendment to General Continuing Guaranty and Waiver dated January 29, 1991 between Dreyer's Grand Ice Cream, Inc.
            and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
            10.46(7)).

    10.16   $25,000,000 9.3% Senior Notes:  Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, Massachusetts Mutual
            Life Pension Insurance Company, Connecticut Mutual Life Insurance Company, The Equitable Life Assurance Society of the
            United States, and TransAmerica Occidental Life Insurance Company (Exhibit 19.1(8)).

    10.17   Second Amendment to Distribution Agreement dated as of August 31, 1992, amending Exhibit 10.5 (Exhibit 19.6(10)).

    10.18   Letter Agreement dated February 4, 1992 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc.,
            amending Exhibit 10.14 (Exhibit 10.61(9)).

    10.19   Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(15)).

    10.20   Agreement of Amendment and Waiver, dated as of September 30, 1992, between Dreyer's Grand Ice Cream, Inc. and each of
            Massachusetts Mutual Life Insurance Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
            Company, the Equitable Life Assurance Society of the United States, and TransAmerica Occidental Life Insurance Company
            (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
            Inc. and the Lenders, which Note Agreements are referenced in Exhibit 10.16 (Exhibit 19.5(10)).

    10.21   Second Amendment to Note Agreements dated as of September 30, 1992, between Dreyer's Grand Ice Cream, Inc. and each of
            Massachusetts Mutual Life Insurance Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
            Company, the Equitable Life Assurance Society of the United States, and TransAmerica Occidental Life Insurance Company
            (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
            Inc. and the Lenders, which Note Agreements are referenced in Exhibit 10.16 (Exhibit 10.58(12)).

    10.22   Description of Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit 10.57(12)).

    10.23   Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) (Exhibit 10.9(15)).

    10.24   Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38 (15)).

    10.25   Distribution and Customer Base Agreement dated January 4, 1994 by and between Dreyer's Grand Ice Cream, Inc. and
            Sunbelt Distributors, Inc. (Exhibit 10.37(15)).

    10.26   Amendment to Distribution Agreement dated April 18, 1994, and Letter Agreement modifying such Amendment to Distribution
            Agreement dated April 18, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
            10.5 (Exhibit 10.3(16)).

    10.27   Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
            Homemade, Inc., amending Exhibit 10.5.

    10.28   Amended and Restated Credit Agreement dated as of December 13, 1994 among Dreyer's Grand Ice Cream, Inc., Bank of
            America NT & SA (as a Bank and as Agent), and ABN-AMRO Bank N.V. (as a Bank and as Co-Agent).

    11      Computation of Net Income Per Share.

    13      Those portions of Dreyer's Grand Ice Cream, Inc. 1994 Annual Report to Stockholders which are incorporated by reference into this Annual Report on Form 10-K.

    21      Subsidiaries of Registrant.

    23      Consent of Independent Accountants.

    27      Financial Data Schedule.

_______________

    (1) Incorporated by reference to designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

    (2) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K and Amendment No. 1 thereto for the fiscal year ended December 28, 1985 filed under Commission File No. 0-10259 on March 28, 1986 and April 14, 1986, respectively.

    (3) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on January 23, 1987.

    (4) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 filed under Commission File No. 0-10259 on March 31, 1989.

    (5) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed under Commission File No. 0-10259 on March 30, 1990.

    (6) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on March 20, 1991.

    (7) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1990 filed under Commission File No. 0-10259 on March 29, 1991.

    (8) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended on June 29, 1991 filed under Commission File No. 0-10259 on August 13, 1991.

    (9) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1991 filed under Commission File No. 0-10259 on March 27, 1992.

    (10) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended on September 26, 1992 filed under Commission File No. 0-10259 on November 10, 1992.

    (11) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on December 4, 1992.

    (12) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1992 filed under Commission File No. 0-10259 on March 26, 1993.

    (13) Incorporated by reference to designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on June 25, 1993.

       (14) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended on June 26, 1993 filed under Commission File No. 0-10259 on August 10, 1993.

       (15) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1993 filed under Commission File No. 0-14190 on March 25, 1994.

       (16) Incorporated by reference to designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed under Commission File No. 0-14190 on May 10, 1994.

       (17) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-14190 on May 9, 1994.

       (18) Incorporated by reference to designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed under Commission File No. 0-14190 on August 9, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1995           DREYER'S GRAND ICE CREAM, INC.

                                By: /s/ PAUL R. WOODLAND
                                   ----------------------------
                                   (Paul R. Woodland)
                                 Vice President - Finance and Administration,
                                 Chief Financial Officer and Assistant Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                       Date
---------                              -----                       ----

/s/ T. GARY ROGERS           Chairman of the Board and         March 24, 1995
--------------------------   Chief Executive Officer
(T. Gary Rogers)             and Director (Principal
                             Executive Officer)

/s/ WILLIAM F. CRONK, III    President and Director            March 24, 1995
--------------------------
(William F. Cronk, III)

/s/ EDMUND R. MANWELL        Secretary and Director            March 24, 1995
--------------------------
(Edmund R. Manwell)

/s/ PAUL R. WOODLAND         Vice President - Finance          March 24, 1995
--------------------------   and Administration,
(Paul R. Woodland)           Chief Financial Officer
                             and Assistant Secretary
                             (Principal Financial Officer)

/s/ JEFFREY P. PORTER        Corporate Controller              March 24, 1995
--------------------------   (Principal Accounting Officer)
(Jeffrey P. Porter)

/s/ MERRIL M. HALPERN        Director                          March 24, 1995
--------------------------
(Merril M. Halpern)

/s/ JEROME L. KATZ           Director                          March 24, 1995
--------------------------
(Jerome L. Katz)

/s/ JOHN W. LARSON           Director                          March 24, 1995
--------------------------
(John W. Larson)

/s/ JACK O. PEIFFER          Director                          March 24, 1995
--------------------------
(Jack O. Peiffer)

/s/ ANTHONY J. MARTINO       Director                          March 24, 1995
--------------------------
(Anthony J. Martino)

/s/ TIMM F. CRULL            Director                          March 24, 1995
--------------------------
(Timm F. Crull)

    Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act:

    Not applicable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 13, 1995 appearing on page 18 of the 1994 Annual Report to Stockholders of Dreyer's Grand Ice Cream, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

San Francisco, California
February 13, 1995

                                                                     SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                         ADDITIONS
                                                            BALANCE AT   CHARGED TO               BALANCE AT
                                                            BEGINNING    COSTS AND                   END
                 CLASSIFICATIONS                            OF PERIOD     EXPENSES   DEDUCTIONS   OF PERIOD
------------------------------------------------------     -----------   ----------  ----------   ---------
Fiscal year ended December 26, 1992:
  Allowance for doubtful accounts.....................       $   587       $  703     $  777 (1)    $   513
  Amortization of goodwill and distribution rights             3,705        1,563         --          5,268
  Amortization of other assets........................         1,788          908        166 (2)      2,530
                                                             -------       ------     ------        -------
                                                             $ 6,080       $3,174     $  943        $ 8,311
                                                             =======       ======     ======        =======
Fiscal year ended December 25, 1993:
  Allowance for doubtful accounts.....................       $   513       $1,397     $1,375 (1)    $   535
  Amortization of goodwill and distribution rights             5,268        2,304         --          7,572
  Amortization of other assets........................         2,530          979         --          3,509
                                                             -------       ------     ------        -------
                                                             $ 8,311       $4,680     $1,375        $11,616
                                                             =======       ======     ======        =======
Fiscal year ended December 31, 1994:
  Allowance for doubtful accounts.....................       $   535       $1,672     $1,572 (1)    $   635
  Amortization of goodwill and distribution rights             7,572        2,871         --         10,443
  Amortization of other assets........................         3,509        2,921        208 (2)      6,222
                                                             -------       ------     ------        -------
                                                             $11,616       $7,464     $1,780        $17,300
                                                             =======       ======     ======        =======


(1)  Write-off of receivables considered uncollectible.
(2)  Removal of fully-amortized assets.

                                EXHIBIT INDEX


    EXHIBIT
    NUMBER                       DESCRIPTION
    ------                       -----------
     3.2     Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock.

    10.2     Agreement and Lease dated as of January 1, 1982 between Jack and Tillie Marantz and Dreyer's Grand Ice Cream, Inc.,
             as amended.

    10.27    Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
             Homemade, Inc., amending Exhibit 10.5.

    10.28    Amended and Restated Credit Agreement dated as of December 13, 1994 among Dreyer's Grand Ice Cream, Inc., Bank of
             America NT & SA (as a Bank and as Agent), and ABN-AMRO Bank N.V. (as a Bank and as Co-Agent).

    11       Computation of Net Income Per Share.

    13       Those portions of Dreyer's Grand Ice Cream, Inc. 1994 Annual Report to Stockholders which are incorporated by reference into this Annual Report on Form 10-K.

    21       Subsidiaries of Registrant.

    23       Consent of Independent Accountants.

    27       Financial Data Schedule.