Form 10-Q
period 1995-04-01
DREYERS GRAND ICE CREAM INC
filed 1995-05-16
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----                SECURITIES EXCHANGE ACT OF 1934

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

                                                          Shares Outstanding
                                                              May 12, 1995
                                                          ------------------
                     Common stock, $1.00 par value            13,435,117

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET






                                                                             April 1,               December 31,
      ($ in thousands, except per share amounts)                               1995                      1994
                                                                            ----------              ------------
                                                                            (unaudited)
      Assets
      Current Assets:
            Cash and cash equivalents                                        $  2,101                  $  6,334
            Trade accounts receivable, net of
                allowance for doubtful accounts of
                $611 in 1995 and $635 in 1994                                  63,212                    47,519
            Other accounts receivable                                           9,810                     6,243
            Inventories                                                        32,551                    29,081
            Prepaid expenses and other                                          7,777                     9,657
                                                                             --------                  --------
            Total current assets                                              115,451                    98,834

      Property, plant and equipment, net                                      165,858                   160,322
      Goodwill and distribution rights, net of
            accumulated amortization of $11,192
            in 1995 and $10,443 in 1994                                        88,852                    87,825
      Other assets                                                             15,025                    15,045
                                                                             --------                  --------
      Total assets                                                           $385,186                  $362,026
                                                                             ========                  ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET





                                                                            April 1,            December 31,
      ($ in thousands, except per share amounts)                             1995                  1994
                                                                          -----------           ------------
                                                                          (unaudited)
      Liabilities and Stockholders' Equity
      Current Liabilities:
           Accounts payable and accrued liabilities                         $ 52,882               $ 30,130
           Accrued payroll and employee benefits                               9,565                 15,801
           Current portion of long-term debt                                   4,500                  4,500
                                                                            --------               --------
           Total current liabilities                                          66,947                 50,431

      Long-term debt, less current portion                                    58,000                 46,100
      Convertible subordinated debentures                                    100,752                100,752
      Deferred income taxes                                                   29,029                 28,822
                                                                            --------               --------
      Total liabilities                                                      254,728                226,105
                                                                            --------               --------
      Commitments and contingencies
      Stockholders' Equity:
           Preferred stock, $1 par value -
                10,000,000 shares authorized; no shares
                issued or outstanding in 1995 and 1994
           Common stock, $1 par value -
                30,000,000 shares authorized; 13,919,000
                shares and 14,064,000 shares issued and
                outstanding in 1995 and 1994, respectively                    13,919                 14,064
      Capital in excess of par                                                70,435                 75,257
      Retained earnings                                                       46,104                 46,600
                                                                            --------               --------
      Total stockholders' equity                                             130,458                135,921
                                                                            --------               --------

      Total liabilities and stockholders' equity                            $385,186               $362,026
                                                                            ========               ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)



                                                                        Thirteen Weeks Ended
                                                              ---------------------------------------
($ in thousands, except per share amounts)                    April 1, 1995            March 26, 1994
                                                              -------------            --------------
Revenues:
     Net sales                                                    $141,255                  $112,001
     Other income                                                      239                       273
                                                                  --------                  --------
                                                                   141,494                   112,274
                                                                  --------                  --------
Costs and expenses:
     Cost of goods sold                                            112,230                    88,752
     Selling, general and administrative                            26,491                    18,728
     Interest, net of interest capitalized                           2,242                     2,209
                                                                  --------                  --------
                                                                   140,963                   109,689
                                                                  --------                  --------

Income before income taxes                                             531                     2,585

Income taxes                                                           209                     1,003
                                                                  --------                  --------

Net income                                                        $    322                  $  1,582
                                                                  ========                  ========

Net income per share                                              $    .02                  $    .11
                                                                  ========                  ========

Dividends per share                                               $    .06                  $    .06
                                                                  ========                  ========


See accompanying Notes to Consolidated Financial Statements

                                     DREYER'S GRAND ICE CREAM, INC.

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (unaudited)


                                                   Common Stock
                                               --------------------       Capital In       Retained
(In thousands)                                  Shares       Amount     Excess of Par      Earnings      Total
                                               --------     -------     -------------      --------     -------
Balance at December 25, 1993                    14,671      $14,671           $59,145       $49,218    $123,034
     Net income                                                                               1,582       1,582
     Cash dividends declared                                                                   (884)       (884)
     Repurchases and retirements
        of common stock                            (25)         (25)             (628)                     (653)
     Employee stock plans                           91           91             1,183                     1,274
                                                ------      -------           -------       -------    --------
Balance at March 26, 1994                       14,737      $14,737           $59,700       $49,916    $124,353
                                                ======      =======           =======       =======    ========

Balance at December 31, 1994                    14,064      $14,064           $75,257       $46,600    $135,921
     Net income                                                                                 322         322
     Cash dividends declared                                                                   (818)       (818)
     Repurchases and retirements
        of common stock                           (250)        (250)           (6,403)                   (6,653)
     Employee stock plans                          105          105             1,581                     1,686
                                                ------      -------           -------       -------    --------
Balance at April 1, 1995                        13,919      $13,919           $70,435       $46,104    $130,458
                                                ======      =======           =======       =======    ========





See accompanying Notes to Consolidated Financial Statements

                                           DREYER'S GRAND ICE CREAM, INC.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (unaudited)


                                                                                          Thirteen Weeks Ended
                                                                                  ------------------------------------
      ($ in thousands)                                                            April 1, 1995         March 26, 1994
                                                                                  -------------         --------------
      Cash flows from operating activities:
           Net income                                                                  $    322               $ 1,582
           Adjustments to reconcile net income to cash provided from operations:
                Depreciation and amortization                                             4,900                 4,090
                Deferred income taxes                                                       207                   195
                Changes in assets and liabilities, net of amounts acquired:
                      Trade accounts receivable                                         (15,693)               (6,311)
                      Other accounts receivable                                          (3,567)                  (35)
                      Inventories                                                        (3,470)               (3,362)
                      Prepaid expenses and other                                          1,880                 2,113
                      Accounts payable and accrued liabilities                           22,796                 5,576
                      Accrued payroll and employee benefits                              (6,236)               (1,421)
                                                                                       --------               -------

                                                                                          1,139                 2,427
                                                                                       --------               -------
      Cash flows from investing activities:
           Acquisition of property, plant and equipment                                  (9,430)              (11,470)
           Retirement of property, plant and equipment                                       93                    52
           Increase in goodwill and distribution rights                                  (1,776)              (14,790)
           Increase in other assets, net                                                   (330)                 (699)
                                                                                       --------               -------
                                                                                        (11,443)              (26,907)
                                                                                       --------               -------
      Cash flows from financing activities:
           Increase in short-term bank borrowings                                                              23,400
           Proceeds from long-term debt                                                  15,500
           Reductions in long-term debt                                                  (3,600)                 (610)
           Issuance of common stock under employee stock plans                            1,686                 1,274
           Repurchases of common stock                                                   (6,653)                 (653)
           Cash dividends paid                                                             (862)                 (881)
                                                                                       --------               -------
                                                                                          6,071                22,530
                                                                                       --------               -------

      Decrease in cash and cash equivalents                                              (4,233)               (1,950)

      Cash and cash equivalents, beginning of period                                      6,334                 2,532
                                                                                       --------               -------
      Cash and cash equivalents, end of period                                         $  2,101               $   582
                                                                                       ========               =======

      Supplemental Cash Flow Information - cash paid during the year for:
           Interest (net of amounts capitalized)                                       $  2,843               $ 2,789
           Income taxes (net of refunds)                                                    106                   166






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

The consolidated financial statements for the thirteen week periods ended
April 1, 1995, and March 26, 1994, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, appearing in the Company's 1994 Annual Report to Stockholders.


NOTE 2 - Financial Statement Presentation:

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.


NOTE 3 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at April 1, 1995 and December 31, 1994 consisted of the following (in thousands):



                                                          April 1,                December 31,
                                                           1995                       1994
                                                          --------                ------------

                           Raw materials                  $  4,464                 $  3,153
                           Finished goods                   28,087                   25,928
                                                          --------                 --------
                                                          $ 32,551                 $ 29,081
                                                          ========                 ========




                                       7

NOTE 4 - Net Income Per Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 13,971,000 shares for the quarter ended April 1, 1995 and 14,698,000 shares for the quarter ended March 26, 1994. The potentially dilutive effect of the Company's convertible subordinated debentures and other common stock equivalents was anti-dilutive for the thirteen week periods ended April 1, 1995 and March 26, 1994. Accordingly, fully diluted net income per share is not presented.

NOTE 5 - Common Stock:

   During the quarter, the Company repurchased and retired 232,000 shares of its common stock at prices ranging from $25.38 to $27.00 per share under a plan to repurchase up to 5,000,000 shares through open market purchases and negotiated transactions. In addition, the Company repurchased and retired 18,000 shares of its common stock at prices ranging from $24.75 to $28.00 per share from employees who previously acquired shares under employee stock plans.

NOTE 6 - Subsequent Event:

   Subsequent to quarter end, the Company repurchased and retired 481,000 shares of its common stock at prices ranging from $28.63 to $34.25 per share under the plan to repurchase up to 5,000,000 shares. (See Note 5.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:



                                          Percentage of Net Sales
                                       -----------------------------                        Period-to-Period
                                           Thirteen Weeks Ended                           Increase (Decrease)
                                       -----------------------------                      -------------------
                                          April 1,         March 26,                      Thirteen Weeks 1995
                                            1995              1994                           Compared to 1994
                                          --------         ---------                      -------------------
Revenues:
   Net sales                               100.0%            100.0%                              26.1%
   Other income                              0.2               0.2                               12.5
                                           -----             -----

Total revenue                              100.2             100.2                               26.0
                                           -----             -----

Costs and expenses:
   Cost of goods sold                       79.4              79.2                               26.5
   Selling, general and administrative      18.8              16.7                               41.5
   Interest, net of interest capitalized     1.6               2.0                                1.5
                                           -----              -----

Total costs and expenses                    99.8              97.9                               28.5
                                           -----              -----

Income before income taxes                   0.4               2.3                              (79.5)

Income taxes                                 0.2               0.9                              (79.2)
                                           -----              -----

Net income                                   0.2               1.4                              (79.7)
                                           =====              =====








                                         9

RESULTS OF OPERATIONS


Thirteen Weeks ended April 1, 1995 Compared with Thirteen Weeks Ended March 26, 1994

   The Company embarked on a five year plan during the second quarter of 1994 to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the Strategic Plan). Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from $11,486,000 in 1993 to $40,287,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. In 1994, the Company began selling its products for the first time in the Texas and New England markets as well as in several cities in the southern United States, and has continued to expand into additional geographic markets in 1995. The Company anticipates that the Strategic Plan will continue to materially reduce earnings during 1995 and some portion of 1996 below levels that would have been attained under the former business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. The Company believes that these benefits are not likely to impact its results until 1996 at the earliest, and no assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the increased marketing expenditures, competitors' activities and general economic conditions.

Consolidated net sales for the first quarter of 1995 increased 26% to $141,255,000 compared with $112,001,000 for the same period last year. Sales of the Company's brands increased 24%. The increase related primarily to higher unit sales of the Company's established brands in all markets due in part to substantially higher advertising and consumer promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Fat Free Ice Cream, Dreyer's and Edy's Frozen Yogurt and Dreyer's and Edy's Grand Ice Cream. Sales of products purchased from other manufacturers (partner brands) increased 28%, led by frozen novelty and ice cream products from Nestle Ice Cream Company and Healthy Choice(R) lowfat ice cream from ConAgra, Inc. Sales of partner brands represented 35% of consolidated net sales as compared with 34% in the first quarter of 1994. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $23,478,000, or 27%, over the first quarter of 1995, while the overall gross margin decreased slightly from 20.8% in the first quarter of 1994 to 20.6% in the first quarter of 1995.

Selling, general and administrative expenses in the first quarter of 1995 were $7,763,000, or 42%, higher than in the same period of 1994. This increase related primarily to an increase in overall marketing expenses of $6,399,000.

Income taxes decreased $794,000, reflecting a lower pre-tax income, while the effective tax rate increased from 38.8% for the first quarter of 1994 to 39.4% for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at April 1, 1995 increased $101,000 from year end 1994 due primarily to the seasonal increase in trade accounts receivable and a decrease in accrued payroll and employee benefits, offset almost entirely by an increase in accounts payable and accrued liabilities. Cash was provided primarily from the $15,500,000 proceeds from long-term debt. This source was used to fund the $9,430,000 increase in property, plant and equipment and the $6,653,000 repurchases of common stock.

Subsequent to quarter end, the Company repurchased and retired 481,000 shares of its common stock at prices ranging from $28.63 to $34.25 per share under a plan to repurchase up to 5,000,000 shares through open market purchases and negotiated transactions.

At April 1, 1995, the Company had $2,101,000 in cash and cash equivalents, and an unused credit line of $89,300,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION



ITEM     6.   EXHIBITS AND REPORTS ON FORM 8-K


         a. No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.

         b.  Exhibits

Exhibit No.                    Description
- -----------                    -----------
11            Computation of Net Income Per Common Share.

27            Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DREYER'S GRAND ICE CREAM, INC.






Dated:  May 16, 1995           By:  /s/ Paul R. Woodland
                                    ------------------------------------------
                                    Paul R. Woodland
                                    Vice President - Finance and Administration
                                    and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                             Description
- -----------                                             ------------
   11                                              Computation of Net Income Per
                                                       Common Share.

   27                                              Financial Data Schedule.