Form 10-Q
period 1995-07-01
DREYERS GRAND ICE CREAM INC
filed 1995-08-15
CIK 352305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995

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

                         Yes   X       No _____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Shares Outstanding
                                                              August 11, 1995
                                                             -----------------
              Common stock, $1.00 par value                     12,860,073

                         DREYER'S GRAND ICE CREAM, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                           July 1,              December 31,
  ($ in thousands, except per share amounts)                                1995                    1994
                                                                          --------              ----------
                                                                         (unaudited)
  Assets
  Current Assets:
        Cash and cash equivalents                                         $  3,262                $  6,334
        Trade accounts receivable, net of
            allowance for doubtful accounts of
            $716 in 1995 and $635 in 1994                                   88,845                  47,519
        Other accounts receivable                                           14,627                   6,243
        Inventories                                                         38,130                  29,081
        Prepaid expenses and other                                           6,353                   9,657
                                                                          --------                --------

        Total current assets                                               151,217                  98,834

  Property, plant and equipment, net                                       174,283                 160,322
  Goodwill and distribution rights, net                                     88,187                  87,825
  Other assets, net                                                         14,997                  15,045
                                                                          --------                --------

  Total assets                                                            $428,684                $362,026
                                                                          ========                ========



  See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                   July 1,                 December 31,
($ in thousands, except per share amounts)                          1995                       1994
                                                                  --------                 -----------
                                                                 (unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                     $ 64,505                   $ 30,130
     Accrued payroll and employee benefits                          14,040                     15,801
     Current portion of long-term debt                               4,500                      4,500
                                                                  --------                   --------
     Total current liabilities                                      83,045                     50,431

Long-term debt, less current portion                               115,500                     46,100
Convertible subordinated debentures                                100,752                    100,752
Deferred income taxes                                               29,746                     28,822
                                                                  --------                   --------

Total liabilities                                                  329,043                    226,105
                                                                  --------                   --------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $1 par value -
          10,000,000 shares authorized; no shares
          issued or outstanding in 1995 and 1994
     Common stock, $1 par value -
          30,000,000 shares authorized; 12,858,000
          shares and 14,064,000 shares issued and
          outstanding in 1995 and 1994, respectively                12,858                     14,064
     Capital in excess of par                                       37,787                     75,257
     Retained earnings                                              48,996                     46,600
                                                                  --------                   --------

Total stockholders' equity                                          99,641                    135,921
                                                                  --------                   --------

Total liabilities and stockholders' equity                        $428,684                   $362,026
                                                                  ========                   ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                                    Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                                   ----------------------                    ----------------------
($ in thousands, except per share amounts)     July 1, 1995    June 25, 1994             July 1, 1995    June 25, 1994
                                               ------------    -------------             ------------    -------------
Revenues:
   Net sales                                     $188,083         $147,727                 $329,338         $259,728
   Other income                                       673              409                      913              682
                                                 --------         --------                 --------         --------
                                                  188,756          148,136                  330,251          260,410

Costs and expenses:
   Cost of goods sold                             145,038          109,659                  257,269          198,411
   Selling, general and administrative             34,687           38,398                   61,177           57,126
   Interest, net of interest capitalized            2,995            2,424                    5,238            4,633
                                                 --------         --------                 --------         --------
                                                  182,720          150,481                  323,684          260,170
                                                 --------         --------                 --------         --------

Income (loss) before income taxes                   6,036           (2,345)                   6,567              240

Income tax (provision) benefit                     (2,372)             910                   (2,581)             (93)
                                                 --------         --------                 --------         --------

Net income (loss)                                $  3,664         $ (1.435)                $  3,986         $    147
                                                 ========         ========                 ========         ========

Net income (loss) per share                      $    .27         $   (.10)                $    .29         $    .01
                                                 ========         ========                 ========         ========

Dividends per share                              $    .06         $    .06                 $    .12         $    .12
                                                 ========         ========                 ========         ========



See accompanying Notes to Consolidated Financial Statements

                        DREYER'S GRAND ICE CREAM, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (unaudited)


                                                 Common Stock
                                              -------------------        Capital in      Retained
(In thousands)                                Shares       Amount       Excess of Par    Earnings       Total
                                              ------      -------       ------------     --------      -------
Balance at December 25, 1993                  14,671      $14,671         $ 59,145       $49,218       $123,034
    Net income                                                                               147            147
    Cash dividends declared                                                               (1,860)        (1,860)
    Common stock and warrants issued
       to an affiliate of Nestle USA, Inc.     3,000        3,000           99,560                      102,560
    Repurchases and retirements
        of common stock                       (1,680)      (1,680)         (36,236)                     (37,916)
    Employee stock plans                         123          123            1,450                        1,573
                                              ------      -------         --------       -------       --------

Balance at June 25, 1994                      16,114      $16,114         $123,919       $47,505       $187,538
                                              ======      =======         ========       =======       ========

Balance at December 31, 1994                  14,064      $14,064         $ 75,257       $46,600       $135,921
    Net income                                                                             3,986          3,986
    Cash dividends declared                                                               (1,590)        (1,590)
    Repurchases and retirements
        of common stock                       (1,317)      (1,317)         (39,129)                     (40,446)
    Employee stock plans                         111          111            1,659                        1,770
                                              ------      -------         --------       -------       --------

Balance at July 1, 1995                       12,858      $12,858         $ 37,787       $48,996       $ 99,641
                                              ======      =======         ========       =======       ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                  Twenty-Six Weeks Ended
                                                                         -----------------------------------
($ in thousands)                                                         July 1, 1995          June 25, 1994
                                                                         ------------          -------------
Cash flows from operating activities:
     Net income                                                            $  3,986              $    147
     Adjustments to reconcile net income to cash provided from
       operations:
          Depreciation and amortization                                       9,863                 8,507
          Deferred income taxes                                                 924                    12
          Changes in assets and liabilities, net of amounts
            acquired:
                Trade accounts receivable                                   (41,326)              (26,217)
                Other accounts receivable                                    (8,384)               (2,363)
                Inventories                                                  (9,049)               (9,374)
                Prepaid expenses and other                                    3,304                 2,351
                Accounts payable and accrued liabilities                     34,465                27,260
                Accrued payroll and employee benefits                        (1,761)                 (685)
                                                                           --------              --------
                                                                             (7,978)                 (362)
                                                                           --------              --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                           (21,882)              (19,210)
     Retirement of property, plant and equipment                                232                   405
     Increase in goodwill and distribution rights                            (1,843)              (15,239)
     Increase in other assets                                                  (645)                 (538)
                                                                           --------              --------
                                                                            (24,138)              (34,582)
                                                                           --------              --------
Cash flows from financing activities:
     Decrease in short-term bank borrowings                                                       (23,400)
     Increase in short-term bank borrowings                                                        23,400
     Proceeds from long-term debt                                            73,000
     Reductions in long-term debt                                            (3,600)                 (610)
     Issuance of common stock under employee stock plans                      1,770                 1,573
     Net proceeds from issuance of common stock
          under Nestle Agreement                                                                  102,560
     Repurchases of common stock                                            (40,446)              (37,916)
     Cash dividends paid                                                     (1,680)               (1,765)
                                                                           --------              --------
                                                                             29,044                63,842
                                                                           --------              --------

(Decrease) increase in cash and cash equivalents                             (3,072)               28,898

Cash and cash equivalents, beginning of period                                6,334                 2,532
                                                                           --------              --------

Cash and cash equivalents, end of period                                   $  3,262              $ 31,430
                                                                           ========              ========

Supplemental Cash Flow Information - cash paid during the period for:
     Interest (net of amounts capitalized)                                 $  5,340              $  4,640
     Income taxes (net of refunds)                                              421                   233


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

The consolidated financial statements for the thirteen and twenty-six week periods ended July 1, 1995, and June 25, 1994, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, appearing in the Company's 1994 Annual Report to Stockholders.


NOTE 2 - Financial Statement Presentation:

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.


NOTE 3 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at July 1, 1995 and December 31, 1994 consisted of the following (in thousands):

                                       July 1,              December 31,
                                        1995                    1994
                                      --------              -----------
        Raw materials                  $ 5,554                $ 3,153
        Finished goods                  32,576                 25,928
                                       -------                -------

                                       $38,130                $29,081
                                       =======                =======

NOTE 4 - Net Income Per Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 13,387,000 and 13,679,000 shares for the thirteen weeks and twenty-six weeks ended July 1, 1995 and 14,380,000 and 14,539,000 shares for the thirteen weeks and twenty-six weeks ended June 25, 1994. The potentially dilutive effect of the Company's convertible subordinated debentures and other common stock equivalents was anti-dilutive for the thirteen and twenty-six week periods ended July 1, 1995 and June 25, 1994. Accordingly, fully diluted net income per share is not presented.

NOTE 5 - Common Stock:

   The Company's previously announced common stock repurchase program was completed during the quarter. During the first two quarters of 1995 the Company repurchased and retired 1,291,000 shares of its common stock at prices ranging from $28.63 to $34.25 per share. Under the program the Company repurchased 5,000,000 shares of its common stock at an average cost of $25.60 per share. In addition, during the first two quarters of 1995 the Company repurchased and retired 26,000 shares of its common stock at prices ranging from $24.50 to $30.00 per share from employees who previously acquired shares under employee stock plans.

NOTE 6 - Subsequent Event:

   On August 8, 1995, the Company converted $100,752,000 of 6.25% convertible subordinated debentures into 1,008,000 shares of redeemable, convertible Series B Preferred Stock, due June 30, 2001. On the conversion date, the Company had $2,538,000 of unamortized debenture issuance costs which will be recorded as a charge against the carrying value of this preferred stock. As was the case with the convertible subordinated debentures, the Series B Preferred Stock is convertible, under certain conditions, into a total of 1,008,000 shares of redeemable, convertible Series A Preferred Stock, due June 30, 2001. Additionally, as was the case with the debentures, both the Series A and Series B Preferred Stock are convertible, under certain conditions, at an initial conversion price of $34.74 into a total of 2,900,000 shares of common stock and can be called for early redemption after December 15, 1997, subject to certain limitations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

                                                                                              Period-to-Period
                                                   Percentage of Net Sales                  Increase (Decrease)
                                                   -----------------------                 ----------------------
                                                                                            Thirteen    Twenty-Six
                                          Thirteen Weeks Ended   Twenty-Six Weeks Ended      Weeks         Weeks
                                          --------------------   ----------------------       1995         1995
                                           July 1,   June 25,      July 1,   June 25,       Compared     Compared
                                             1995     1994          1995       1994         with 1994    with 1994
                                          --------------------   ----------------------     ----------------------
 Revenues
      Net sales                             100.0%     100.0%      100.0%      100.0%           27.3%         26.8%
      Other income                            0.4        0.3         0.3         0.3            64.6          33.9
                                            -----      -----       -----       -----

 Total revenue                              100.4      100.3       100.3       100.3            27.4          26.8
                                            -----      -----       -----       -----

 Costs and expenses:
      Costs of goods sold                    77.1       74.2        78.1        76.4            32.3          29.7
      Selling, general and administrative    18.5       26.0        18.6        22.0            (9.7)          7.1
      Interest, net of interest capitalized   1.6        1.7         1.6         1.8            23.6          13.1
                                            -----      -----       -----       -----

 Total costs and expenses                    97.2      101.9        98.3       100.2            21.4          24.4
                                            -----      -----       -----       -----

 Income (loss) before income taxes            3.2       (1.6)        2.0         0.1           357.4       2,636.3

 Income tax (provision) benefit              (1.3)       0.6         (.8)        0.0          (360.7)      2,675.3
                                            -----      -----       -----       -----

 Net income (loss)                            1.9       (1.0)        1.2         0.1          (355.3)      2,611.6
                                            =====      =====       =====       =====


RESULTS OF OPERATIONS


Thirteen Weeks ended July 1, 1995 Compared with Thirteen Weeks ended June 25,
1994

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

Consolidated net sales for the second quarter of 1995 increased 27% to $188,083,000 compared with $147,727,000 for the same period last year. Sales of the Company's brands increased 23%. The increase related primarily to higher unit sales of the Company's established brands in all markets led by Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. Sales of products purchased from other manufacturers (partner brands) increased 32%, led by frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 36% of consolidated net sales as compared with 35% in the second quarter of 1994. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $35,379,000, or 32%, over the second quarter of 1995, while the overall gross margin decreased from 25.8% in the second quarter of 1994 to 22.9% in the second quarter of 1995. The decrease in gross margin was largely due to a relative increase in sales of partner brands which carry a lower margin than Company brands, combined with slightly higher distribution expenses.

Selling, general and administrative expenses in the second quarter of 1995 were $3,711,000, or 10%, lower than in the same period of 1994. This decrease related primarily to a decrease in overall marketing expenses of $2,424,000 compared with the same quarter in the prior year.

Interest expense increased $571,000, or 24%, over the second quarter of 1994 due primarily to increased borrowings under the Company's line of credit.

Income taxes increased $3,282,000, reflecting a higher pre-tax income, while the effective tax rate increased from 38.8% for the second quarter of 1994 to 39.3% for the second quarter of 1995.

Twenty-six Weeks ended July 1, 1995 Compared with Twenty-six Weeks ended June 25, 1994

   Consolidated net sales for the twenty-six weeks ended July 1, 1995 increased 27% to $329,338,000 compared with $259,728,000 for the same period last year. Sales of the Company's brands increased 23%. The increase related primarily to higher unit sales of the Company's established brands in all markets due to substantially higher advertising and consumer promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. Sales of products purchased from other manufacturers increased 31%, led by frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 36% of consolidated net sales as compared with 35% in the same period last year. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $58,858,000, or 30%, as compared with 1994, while the overall gross margin decreased from 23.6% to 21.9% in 1995. The decrease in gross margin was largely due to a relative increase in sales of partner brands which carry a lower margin than Company brands, combined with slightly higher distribution expenses.

Selling, general and administrative expenses in the first two quarters of 1994 increased $4,051,000 or 7% as compared with the same period in 1994. This increase related primarily to an increase in overall marketing expenses of $3,975,000.

Interest expense in the first two quarters of 1995 was $605,000, or 13%, higher than in the same period in the prior year due primarily to increased borrowings under the Company's long term line of credit.

Income taxes increased $2,488,000 reflecting a higher pre-tax income, while the effective tax rate increased from 38.8% for the first two quarters of 1994 to 39.3% for the first two quarters of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at July 1, 1995 increased $19,769,000 from year end 1994 due primarily to the seasonal increase in trade accounts receivable, other accounts receivable and inventories partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from the $73,000,000 proceeds from long-term debt. This source was used to fund the $40,446,000 repurchases of common stock and the $21,882,000 increase in property, plant and equipment.

At July 1, 1995, the Company had $3,262,000 in cash and cash equivalents, and an unused credit line of $31,800,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION

ITEM     4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 10, 1994, the Company held its 1995 Annual Meeting of Stockholders. A total of 12,783,389 shares (91.7%) of the outstanding shares were represented at the meeting either in person or by proxy. Matters submitted to a vote of security holders at the meeting were as follows:

        a. Election of two Class I directors to hold office until the 1998 Annual Meeting of Stockholders or until their successors are elected are qualified; and

        b. Approving the appointment of Price Waterhouse LLP as independent public accountants for fiscal year 1995 and thereafter until a successor is appointed.

   At the Annual Meeting, Merrill M. Halpern, John W. Larson and Jack O. Peiffer were elected as directors of Class I of the Company's Board of Directors. Jerome L. Katz, Timm F. Crull and Edmund R. Manwell continue to hold office as directors of Class II of the Board of Directors until the 1996 Annual Meeting. T. Gary Rogers, William F. Cronk,III and Anthony J. Martino continue to hold office as directors of Class III of the Board of Directors until the 1997 Annual Meeting.

   Price Waterhouse LLP was approved as the Company's independent public accountants for fiscal year 1995. The number of affirmative votes cast was 12,775,706. The number of negative votes was 2007.

ITEM     6.      EXHIBITS AND REPORTS ON FORM 8-K


        a. No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1995.

        b.  Exhibits

Exhibit No.      Description
-----------      -----------
10.1     First Amendment to Amended and Restated Credit Agreement dated May 11,
         1995 and effective as of May 8, 1995 by and among the Company, ABN
         AMRO Bank N.V., Bank of America N.T.&S.A. and Credit Suisse, amending the Amended and Restated Credit Agreement dated December 13, 1994 among the Company, ABN AMRO Bank N.V., Bank of America N.T.&S.A.
         and Credit Suisse.

10.2 Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement
         Partners, I and General Electric Capital Corporation, amending the
         Securities Purchase Agreement dated June 24, 1993 between the Company,
         Trustees of General Electric Pension Trust, GE Investment Private
         Placement Partners, I and General Electric Capital Corporation.

10.3     Third Amendment to Note Agreement dated as of June 5, 1995 between the
         Company and each of Massachusetts Mutual Life Insurance Company, MML
         Pension Insurance Company, Connecticut Mutual Life Insurance Company, the Equitable Life Assurance Society of the United States, and
         TransAmerica Occidental Life Insurance Company, amending the Note
         Agreements dated as of March 15, 1991 and executed on April 12, 1991 between the Company and each of Massachusetts Mutual Life Insurance
         Company, MML Pension Insurance Company, Connecticut Mutual Life
         Insurance Company, the Equitable Life Assurance Society of the United
         States, and TransAmerica Occidental Life Insurance Company.

11       Computation of Net Income Per Common Share.

27       Financial Data Schedule.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DREYER'S GRAND ICE CREAM, INC.





Dated:  August 15, 1995                  By: /s/ Paul R. Woodland
                                             -------------------------------------------
                                             Paul R. Woodland
                                             Vice President - Finance and Administration
                                             and Chief Financial Officer

EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
10.1     First Amendment to Amended and Restated Credit Agreement dated May 11,
         1995 and effective as of May 8, 1995 by and among the Company, ABN
         AMRO Bank N.V., Bank of America N.T.&S.A. and Credit Suisse, amending the Amended and Restated Credit Agreement dated December 13, 1994 among the Company, ABN AMRO Bank N.V., Bank of America N.T.&S.A.
         and Credit Suisse.

10.2 Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement
         Partners, I and General Electric Capital Corporation, amending the
         Securities Purchase Agreement dated June 24, 1993 between the Company,
         Trustees of General Electric Pension Trust, GE Investment Private
         Placement Partners, I and General Electric Capital Corporation.

10.3     Third Amendment to Note Agreement dated as of June 5, 1995 between the
         Company and each of Massachusetts Mutual Life Insurance Company, MML
         Pension Insurance Company, Connecticut Mutual Life Insurance Company, the Equitable Life Assurance Society of the United States, and
         TransAmerica Occidental Life Insurance Company, amending the Note
         Agreements dated as of March 15, 1991 and executed on April 12, 1991 between the Company and each of Massachusetts Mutual Life Insurance
         Company, MML Pension Insurance Company, Connecticut Mutual Life
         Insurance Company, the Equitable Life Assurance Society of the United
         States, and TransAmerica Occidental Life Insurance Company.


11       Computation of Net Income Per Common Share.

27       Financial Data Schedule.