Form 10-Q
period 1995-09-30
DREYERS GRAND ICE CREAM INC
filed 1995-11-14
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                      SECURITIES EXCHANGE ACT OF 1934

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

                   Yes   X       No
                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           Shares Outstanding
                                                           November 10, 1995
                                                           -----------------
              Common stock, $1.00 par value                   12,900,460

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                             September 30,              December 31,
      ($ in thousands, except per share amounts)                                  1995                      1994
                                                                            --------------              ------------
                                                                             (unaudited)
      Assets
      Current Assets:
            Cash and cash equivalents                                           $  2,458                  $  6,334
            Trade accounts receivable, net of
                allowance for doubtful accounts of
                $654 in 1995 and $635 in 1994                                     87,289                    47,519
            Other accounts receivable                                             12,790                     6,243
            Inventories                                                           36,980                    29,081
            Prepaid expenses and other                                             4,347                     9,657
                                                                              ----------                ----------
            Total current assets                                                 143,864                    98,834

      Property, plant and equipment, net                                         178,118                   160,322
      Goodwill and distribution rights, net                                       87,552                    87,825
      Other assets, net                                                           12,635                    15,045
                                                                              ----------                ----------

      Total assets                                                              $422,169                  $362,026
                                                                                ========                  ========


      See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            September 30,               December 31,
      ($ in thousands, except per share amounts)                                1995                        1994
                                                                            ------------                ------------
                                                                             (unaudited)
      Liabilities and Stockholders' Equity
      Current Liabilities:
           Accounts payable and accrued liabilities                           $ 37,795                    $ 30,130
           Accrued payroll and employee benefits                                14,396                      15,801
           Current portion of long-term debt                                     3,600                       4,500
                                                                              --------                    --------

           Total current liabilities                                            55,791                      50,431

      Long-term debt, less current portion                                     137,300                      46,100
      Convertible subordinated debentures                                                                  100,752
      Deferred income taxes                                                     30,214                      28,822
                                                                              --------                    --------

      Total liabilities                                                        223,305                     226,105
                                                                              --------                    --------

      Redeemable convertible Series B preferred stock,
           $1 par value - 1,008,000 shares authorized;
           1,008,000 shares and no shares issued and
           outstanding in 1995 and 1994, respectively                           98,214
                                                                              --------                    --------
      Commitments and contingencies

      Stockholders' Equity:
           Preferred stock, $1 par value -
                8,992,000 shares authorized; no shares
                issued or outstanding in 1995 and 1994
           Common stock, $1 par value -
                30,000,000 shares authorized; 12,900,000
                shares and 14,064,000 shares issued and
                outstanding in 1995 and 1994, respectively                      12,900                      14,064
           Capital in excess of par                                             38,635                      75,257
           Retained earnings                                                    49,115                      46,600
                                                                              --------                    --------

      Total stockholders' equity                                               100,650                     135,921
                                                                              --------                    --------

      Total liabilities and stockholders' equity                              $422,169                    $362,026
                                                                              ========                    ========


      See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                 Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                            -------------------------------     -------------------------------
($ in thousands, except per share amounts)  Sept. 30, 1995   Sept. 24, 1994     Sept. 30, 1995   Sept. 24, 1994
                                            --------------   --------------     --------------   --------------
Revenues:
   Net sales                                  $ 205,226         $ 168,704         $ 534,564         $ 428,432
   Other income                                     789               838             1,702             1,520
                                              ---------         ----------        ---------         ---------
                                                206,015           169,542           536,266           429,952

Costs and expenses:
   Cost of goods sold                           154,773           123,646           412,042           322,057
   Selling, general and administrative           45,914            39,881           107,091            97,007
   Interest, net of interest capitalized          2,768             2,322             8,006             6,955
                                              ---------         ----------        ---------         ---------
                                                203,455           165,849           527,139           426,019
                                              ---------         ----------        ---------         ---------

Income before income taxes                        2,560             3,693             9,127             3,933

Income taxes                                     (1,006)           (1,433)           (3,587)           (1,526)
                                              ---------         ----------        ---------         ---------
Net income                                        1,554             2,260             5,540             2,407

Preferred stock dividends                          (661)                               (661)
                                              ---------         ----------        ---------         ---------
Net income applicable to
   common stock                               $     893         $   2,260         $   4,879         $   2,407
                                              =========         ==========        =========         =========
Net income per common share                   $     .07         $     .15         $     .36         $     .16
                                              =========         ==========        =========         =========
Dividends per common share                    $     .06         $     .06         $     .18         $     .18
                                              =========         ==========        =========         =========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                   Common Stock
                                               --------------------      Capital in        Retained
(In thousands)                                  Shares       Amount     Excess of Par      Earnings    Total
                                               -------      -------     -------------      --------   --------
Balance at December 25, 1993                    14,671      $14,671          $ 59,145       $49,218   $123,034
     Net income                                                                               2,407      2,407
     Common stock dividends declared                                                         (2,758)    (2,758)
     Common stock and warrants issued
        to an affiliate of Nestle USA, Inc.      3,000        3,000            99,496                  102,496
     Repurchases and retirements
        of common stock                         (2,931)      (2,931)          (65,574)                 (68,505)
     Employee stock plans                          146          146             1,949                    2,095
                                                ------      -------          --------       -------   --------

Balance at September 24, 1994                   14,886      $14,886          $ 95,016       $48,867   $158,769
                                                ======      =======         =========       =======   ========


Balance at December 31, 1994                    14,064      $14,064          $ 75,257       $46,600   $135,921
     Net income                                                                               5,540      5,540
     Common stock dividends declared                                                         (2,364)    (2,364)
     Preferred stock dividends declared                                                        (661)      (661)
     Repurchases and retirements
        of common stock                         (1,319)      (1,319)          (39,201)                 (40,520)
     Employee stock plans                          155          155             2,579                    2,734
                                                ------      -------          --------       -------   --------

Balance at September 30, 1995                   12,900      $12,900          $ 38,635       $49,115   $100,650
                                                ======      =======          ========       =======   ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                       Thirty-Nine Weeks Ended
                                                                                       -----------------------
      ($ in thousands)                                                             Sept. 30, 1995   Sept. 24, 1994
                                                                                   --------------   --------------
      Cash flows from operating activities:
           Net income                                                               $  5,540              $  2,407

           Adjustments to reconcile net income to cash provided from operations:
                Depreciation and amortization                                         14,950                13,168
                Deferred income taxes                                                  1,392                 1,288
                Changes in assets and liabilities, net of amounts acquired:
                      Trade accounts receivable                                      (39,770)              (23,043)
                      Other accounts receivable                                       (6,547)               (1,910)
                      Inventories                                                     (7,899)               (7,495)
                      Prepaid expenses and other                                       5,310                 2,581
                      Accounts payable and accrued liabilities                         7,753                20,608
                      Accrued payroll and employee benefits                           (1,405)                3,749
                                                                                    --------              --------
                                                                                     (20,676)               11,353
                                                                                    --------              --------
      Cash flows from investing activities:
           Acquisition of property, plant and equipment                              (29,941)              (23,872)
           Retirement of property, plant and equipment                                   395                   688
           Increase in goodwill and distribution rights                               (1,959)              (15,540)
           Increase in other assets                                                   (1,096)               (2,252)
                                                                                    --------              --------
                                                                                     (32,601)              (40,976)
                                                                                    --------              --------
      Cash flows from financing activities:
           Decrease in short-term bank borrowings                                                          (23,400)
           Increase in short-term bank borrowings                                                           23,400
           Proceeds from long-term debt                                               94,800
           Reductions in long-term debt                                               (4,500)               (1,610)
           Issuance of common stock under employee stock plans                         2,734                 2,095
           Net proceeds from issuance of common stock and warrants
                to an affiliate of Nestle USA, Inc.                                                        102,496
           Repurchases and retirements of common stock                               (40,520)              (68,505)
           Cash dividends paid                                                        (3,113)               (2,741)
                                                                                    --------              --------
                                                                                      49,401                31,735
                                                                                    --------              --------

      (Decrease) increase in cash and cash equivalents                                (3,876)                2,112

      Cash and cash equivalents, beginning of period                                   6,334                 2,532
                                                                                    --------              --------

      Cash and cash equivalents, end of period                                      $  2,458              $  4,644
                                                                                    ========              ========

      Supplemental Cash Flow Information - cash paid during the period for:
           Interest (net of amounts capitalized)                                    $  8,549              $  7,539
           Income taxes (net of refunds)                                               2,137                   237


      See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - General:

    Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) is a single segment industry company engaged in the business of manufacturing and distributing premium ice cream and other frozen dairy products.

The consolidated financial statements for the thirteen and thirty-nine week periods ended September 30, 1995 and September 24, 1994, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994, appearing in the Company's 1994 Annual Report to Stockholders.

NOTE 2 - Financial Statement Presentation:

    Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.

NOTE 3 - Inventories:

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 30, 1995 and December 31, 1994 consisted of the following (in thousands):

                                   September 30,              December 31,
                                       1995                       1994
                                   ------------               ------------
     Raw materials                   $ 4,302                     $ 3,153
     Finished goods                   32,678                      25,928
                                     -------                     -------

                                     $36,980                     $29,081
                                     =======                     =======

NOTE 4 - Net Income Per Common Share:

    Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 12,873,000 and 13,410,000 shares for the thirteen weeks and thirty-nine weeks ended September 30, 1995 and 15,444,000 and 14,840,000 shares for the thirteen weeks and thirty-nine weeks ended September 24, 1994. The potentially dilutive effect of the redeemable convertible preferred stock and common stock equivalents was anti-dilutive for the thirteen and thirty-nine week periods ended September
30, 1995. The potentially dilutive effect of the convertible subordinated debentures and common stock equivalents was anti-dilutive for the thirteen and thirty-nine week periods ended September 24, 1994. Accordingly, fully diluted net income per common share is not presented.

NOTE 5 - Common Stock:

    The Company's common stock repurchase program commenced in May 1994 was completed during the second quarter of 1995. Under this program the Company repurchased 5,000,000 shares of its common stock at an average cost of $25.60 per share. During the first two quarters of 1995, the Company repurchased and retired 1,291,000 shares of its common stock at prices ranging from $28.63 to $34.25 per share. In addition, during the first three quarters of 1995 the Company repurchased and retired 28,000 shares of its common stock at prices ranging from $24.50 to $38.50 per share from employees who previously acquired shares under employee stock plans.

NOTE 6 - Redeemable Convertible Preferred Stock:

     On August 8, 1995, the Company converted $100,752,000 of 6.25% convertible subordinated debentures into 1,008,000 shares of redeemable convertible Series B Preferred Stock, due June 30, 2001. On the conversion date, $2,538,000 of unamortized debenture issuance costs were charged against the book value of the debentures to arrive at the carrying value of $98,214,000 for this preferred stock. The Series B Preferred Stock is convertible, under certain conditions, into a total of 1,008,000 shares of redeemable convertible Series A Preferred Stock, due June 30, 2001. Additionally, both the Series A and Series B Preferred Stock are convertible, under certain conditions, at an initial conversion price of $34.74 into a total of 2,900,000 shares of common stock and can be called for early redemption after December 15, 1997, subject to certain limitations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:


                                                            Percentage of Net Sales                     Period-to-Period
                                                            -----------------------                    Increase (Decrease)
                                                                                                      ---------------------
                                                                                                      Thirteen  Thirty-Nine
                                                  Thirteen Weeks Ended    Thirty-Nine Weeks Ended       Weeks        Weeks
                                                  --------------------    -----------------------       1995         1995
                                                  Sept. 30,  Sept. 24,      Sept. 30, Sept. 24,       Compared     Compared
                                                    1995         1994         1995        1994        to  1994     to  1994
                                                  --------------------    -----------------------     ---------------------
 Revenues
      Net sales                                    100.0%       100.0%       100.0%       100.0%        21.7%        24.8%
      Other income                                   0.4          0.5          0.3          0.3         (5.8)        12.0
                                                   -----        -----        -----        -----

                                                   100.4        100.5        100.3        100.3         21.5         24.7
                                                   -----        -----        -----        -----
 Costs and expenses:
      Cost of goods sold                            75.4         73.3         77.1         75.2         25.2         27.9
      Selling, general and administrative           22.4         23.6         20.0         22.6         15.1         10.4
      Interest, net of interest capitalized          1.3          1.4          1.5          1.6         19.2         15.1
                                                   -----        -----        -----        -----

                                                    99.1         98.3         98.6         99.4         22.7         23.7
                                                   -----        -----        -----        -----

 Income before income taxes                          1.3          2.2          1.7          0.9        (30.7)       132.1
                                                   -----        -----        -----        -----

 Income taxes                                       (0.5)        (0.9)        (0.7)        (0.3)       (29.8)       135.1
                                                   -----        -----        -----        -----

 Net income                                          0.8          1.3          1.0          0.6        (31.2)       130.2

 Preferred stock dividends                          (0.4)         0.0         (0.1)         0.0          --           --
                                                   -----        -----        -----        -----

 Net income applicable to common stock               0.4          1.3          0.9          0.6        (60.5)       102.7
                                                   =====        =====        =====        =====

RESULTS OF OPERATIONS


Thirteen Weeks ended September 30, 1995 Compared with Thirteen Weeks ended September 24, 1994

    The Company embarked on a five year plan during the second quarter of 1994 to accelerate the sales of its Company brands by greatly increasing its consumer marketing efforts and expanding its distribution system into additional markets (the Strategic Plan). Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from $11,486,000 in 1993 to $40,287,000 in 1994, and plans to spend approximately $50,000,000 annually on these marketing activities from 1995 through 1998. During 1994 and 1995, the Company introduced its product line and expanded its direct store delivery capability into 34 new markets. In addition, the Company continued the rapid expansion of the infrastructure necessary to support the new Grand Soft product line. The Company anticipates that the Strategic Plan will continue to materially reduce earnings during 1995 and some portion of 1996 below levels that would have been attained under the former business plan. Specifically, the Company expects a loss in the fourth quarter and near break-even results for the year. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. The Company believes that these benefits are not likely to impact its results until 1996 at the earliest, and no assurance can be given that the anticipated benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer responsiveness to the increased marketing expenditures, competitors' activities and general economic conditions.

Consolidated net sales for the third quarter of 1995 increased 22% to $205,226,000 compared with $168,704,000 for the same period last year. Sales of the Company's brands increased 22%. The increase related primarily to higher unit sales of the Company's established brands in all markets led by increases in the sales of Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. Sales of products purchased from other manufacturers (partner brands) increased 19%, led by increases in the sales of frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 34% of consolidated net sales as compared with 35% in the third quarter of 1994. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $31,127,000, or 25%, over the third quarter of 1994, while the overall gross margin decreased from 26.7% in the third quarter of 1994 to 24.6% in the third quarter of 1995. The decrease in gross margin was largely due to higher distribution expenses related to accelerated new market expansion.

Selling, general and administrative expenses in the third quarter of 1995 were $6,033,000, or 15%, higher than in the same period of 1994. This increase related primarily to an increase in overall advertising and consumer promotion expenses of $6,864,000 compared to the same quarter in the prior year.

Interest expense increased $446,000, or 19%, over the third quarter of 1994 primarily due to increased borrowings under the Company's line of credit.

Income taxes decreased $427,000, reflecting a lower pre-tax income, while the effective tax rate increased from 38.8% for the third quarter of 1994 to 39.3% for the third quarter of 1995.

Thirty-Nine Weeks ended September 30, 1995 Compared with Thirty-Nine Weeks ended September 24, 1994

    Consolidated net sales for the thirty-nine weeks ended September 30, 1995 increased 25% to $534,564,000 compared with $428,432,000 for the same period last year. Sales of the Company's brands increased 23%. The increase related primarily to higher unit sales of the Company's established brands in all markets due to substantially higher advertising and consumer promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. Sales of partner brands increased 26%, led by an increase in sales of frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 35% of consolidated net sales for both 1995 and 1994. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $89,985,000, or 28%, as compared with 1994, while the overall gross margin decreased from 24.8% in 1994 to 22.9% in 1995. The decrease in gross margin was largely due to higher distribution expenses related to accelerated new market expansion.

Selling, general and administrative expenses in the first three quarters of 1995 increased $10,084,000 or 10% as compared to the same period in 1994. This increase related primarily to an increase in overall advertising and consumer promotion marketing expenses of $10,838,000.

Interest expense in the first three quarters of 1995 was $1,051,000, or 15%, higher than in the same period in the prior year primarily due to increased borrowings under the Company's long term line of credit.

Income taxes increased $2,061,000 reflecting a higher pre-tax income, while the effective tax rate increased from 38.8% for the first three quarters of 1994 to 39.3% for the first three quarters of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at September 30, 1995 increased $39,670,000 from year end 1994 primarily due to the seasonal increase in trade accounts receivable, other accounts receivable and inventories partially offset by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other. Cash was provided primarily from the $94,800,000 proceeds from long-term debt. This source was used to fund the $40,520,000 repurchases and retirements of common stock and the $29,941,000 increase in property, plant and equipment.

At September 30, 1995, the Company had $2,458,000 in cash and cash equivalents, and an unused credit line of $10,000,000. The Company is currently amending its credit line to increase the amount available for borrowing and extend the term in order to meet anticipated operating and capital requirements. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION

ITEM     6.   EXHIBITS AND REPORTS ON FORM 8-K

         a. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

         b.  Exhibits

Exhibit No.                         Description
-----------                         -----------

10.1 Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership and General Electric Capital Corporation, amending the Securities Purchase Agreement dated June 24, 1993 between the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership and General Electric Capital Corporation.

11       Computation of Net Income Per Common Share.

27       Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DREYER'S GRAND ICE CREAM, INC.





Dated:  November 14, 1995      By:  /s/ Paul R. Woodland
                                    ----------------------
                                    Paul R. Woodland
                                    Vice President - Finance and Administration
                                    and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                 Description


10.1 Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership and General Electric Capital Corporation, amending the Securities Purchase Agreement dated June 24, 1993 between the Company, Trustees of General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership and General Electric Capital Corporation.

11                         Computation of Net Income Per Common Share.

27                         Financial Data Schedule.