Form 10-K405
period 1995-12-30
DREYERS GRAND ICE CREAM INC
filed 1996-03-29
CIK 352305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995*

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NUMBER: 0-14190

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                NOT APPLICABLE                                NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value (based on the average of the high and low sales prices on March 21, 1996, as reported by NASDAQ) of the Common Stock held by non-affiliates was approximately $359,064,105. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

     As of March 21, 1996, the latest practicable date, 13,011,279 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.

                            ------------------------

* The following disclosure item has been omitted and will be filed no later than the 15th calendar day following the prescribed due date: a financial statement schedule required under Part IV, Item 14 of this Form 10-K for a 50% or less owned company that was a significant subsidiary of the registrant for the fiscal year ended December 30, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Dreyer's manufactures and distributes premium ice cream and other frozen dessert products. Since 1977, Dreyer's Grand Ice Cream has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of frozen dairy and other frozen desserts sold under the Dreyer's and Edy's brand names in retail outlets serving more than 85% of the households in the United States. The Dreyer's line of products are available in the thirteen western states, parts of Texas and certain markets in the Far East. The Company's products are sold under the Edy's brand name generally throughout the remaining regions of the United States. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system further described below under the caption "Marketing, Sales and Distribution." The Company also distributes and, in certain instances, manufactures branded ice cream and frozen dessert products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

MARKETS

     Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of "private label" ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants. The resulting reduction in the market for milk and the "regular" ice cream brands produced by the independent dairies has caused many such dairies to withdraw from the market. Manufacturing and formulation complexities, broader flavor requirements, consumer preference and brand identity, however, make it more difficult for the chains' private label brands to compete effectively in the premium market segment. As a result, independent premium brands such as the Company's are normally stocked by major grocery chains.

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

PRODUCTS

     The Company and its predecessors have always been innovators of flavor, package development and formulation. William A. Dreyer, the creator of Dreyer's Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road. Dreyer's was among the first ice creams in the West packaged in round containers with window lids that allow consumers to see the actual product they are buying. The Company was also the first to produce an ice cream lower in calories. The Company's Grand Light(R) formulation was a precursor to the reduced fat, reduced sugar and low cholesterol products in the Company's current product line.

     The Company uses only the highest quality ingredients in its products. The Company's management philosophy is to resist changes in its formulations or production processes that compromise quality for cost even though the industry in general may adopt such new formulation or process compromises.

     Dreyer's and Edy's Grand Ice Cream is the Company's flagship product. This brand of ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality taste and texture, and diverse flavor selection. The flagship product is complimented by the Company's successful reduced fat, low cholesterol products such as Frozen Yogurt; Grand Light, No Sugar Added, Low Fat and Fat Free ice creams; and the Company's Sherbet product. The Company believes these products are well positioned in the segments of the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company also produces a premium soft serve product, Grand SoftTM, which is available as ice cream or frozen yogurt. The Company's novelty line features Dreyer's and Edy's Grand Ice Cream Bars, Tropical Fruit Bars, and Grand Cones. The Dreyer's and Edy's Grand Ice Cream Bars and Grand Cones incorporate proprietary technology which allows the Company to offer flavors that are not available in any other bar or cone. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company's product lines now includes over 120 flavors that are selected both on the basis of general popularity and on the intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program.

     The Company holds registered trademarks on many of its products. Dreyer's believes that consumers associate the Company's trademarks, distinctive packaging and trade dress with its high quality products. The Company does not own any patents that are material to its business. Historically, research and development expenses have not been significant.

MARKETING, SALES AND DISTRIBUTION

     The Company's marketing strategy is based upon management's belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways - taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product's quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer following. It is the Company's goal to develop such a consumer following in each major market in which it does business.

     During the second quarter of 1994, the Company embarked on a five year plan (the Strategic Plan) to accelerate the sales of its brand throughout the country. This plan includes three primary strategies: a quadrupling of advertising and consumer promotion spending, rapid expansion and development of the Company's direct-store-delivery system, and introduction of innovative new products. Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from 1993 levels to approximately $40,000,000 in 1994 and 1995, and plans to spend approximately $40,000,000 annually on these marketing activities from 1996 through 1998. The Company anticipates that the Strategic Plan will continue to reduce earnings during 1996 below levels that would have been attained under the former business plan. The potential benefits of the new strategy are increased market share and future earnings above those levels that would be attained in the absence of the strategy. No assurance can be given that the anticipated benefits of the strategy will be achieved. For additional information regarding the Strategic Plan see the discussion set forth under the caption "Management's Discussion and Analysis" which appears on pages 28-30 of this Form 10-K.

     Unlike many other ice cream manufacturers, the Company uses a direct-store-delivery system which allows distribution of the Company's products directly to the retail ice cream cabinet by either the Company's own personnel or independent distributors who primarily distribute the Company's products. This store level distribution allows service to be tailored to the needs of each store. Dreyer's believes this service ensures proper product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold. Under the Strategic Plan, the Company's distribution network has been significantly expanded to where the Company's products are available to grocery stores serving approximately 85% of the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

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

     Distribution in the remainder of the United States is under the Edy's brand name with most of the distribution handled through eighteen Company-owned distribution centers, including centers in New York, Chicago, Washington, D.C., Tampa and Milwaukee. The Company also has independent distributors handling the Company's products in certain market areas east of the Rocky Mountains.

     Taken together, independent distributors accounted for approximately 23% of consolidated net sales in 1995. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     For fiscal 1995, no customer accounted for more than 10% of consolidated net sales of the Company. The Company's export sales were about 2% of 1995 consolidated net sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

MANUFACTURING

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; and Fort Wayne, Indiana. Subsequent to year end, the Company acquired an additional manufacturing plant in Houston, Texas. In order to serve high altitude markets, the Company has manufacturing agreements with two ice cream manufacturers to produce Dreyer's line of products in accordance with specifications and quality control provided by Dreyer's. Of the approximately 68 million gallons of the Company's products sold in 1995, approximately four million gallons were manufactured under these arrangements. The Company also has manufacturing agreements with two different facilities to produce a portion of its novelty products. During 1995, these facilities produced approximately three million cases of Dreyer's and Edy's Ice Cream Bars and Tropical Fruit Bars. In addition, the Company has agreements to produce products for other manufacturers. In 1995, the Company manufactured approximately eight million gallons of product under these agreements.

     The primary factor in the Company's product costs is the price of basic dairy ingredients (cream, milk and skim milk) and sugar. The minimum prices paid for dairy ingredients are established by the market under the Federal Milk Price Support Program.

     In order to ensure consistency of flavor, each of the Company's manufacturing plants purchases, to the extent practicable, all of its required dairy ingredients from one local supplier. These dairy products and most other ingredients or their equivalents are available from multiple sources. The Company maintains a rigorous process for evaluating qualified alternative suppliers of its key ingredients.

COMPETITION

     The Company's manufactured products compete on the basis of brand image, quality and breadth of flavor selection. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. Reduced fat, reduced sugar and low cholesterol ice cream products, however, generally require technologically sophisticated formulations in comparison to standard or "regular" ice cream products.

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

EMPLOYEES

     On December 30, 1995, the Company had approximately 2,500 employees. The Company's Union City manufacturing and distribution employees are represented by the Milk Drivers & Dairy Employees Union, Local 302 whose contract with the Company expired in December 1995 and the International Union of Operating Engineers, Stationary Local No. 39 whose contract with the Company expires in August 1996. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150 whose contract with the Company expires in August 1999. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655 whose contract with the Company expires in December 1997. The expired union contract is currently under negotiation. The Company has never experienced a strike by any of its employees.

ITEM 2.  PROPERTIES

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 54,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has the current production capacity of 28 million gallons per year. During 1995, the facility produced approximately 19 million gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and dry storage space, 25,000 square feet of cold storage space and 19,000 square feet of office space. The lease on this property, including renewal options, expires in 2022. The plant has the current production capacity of 20 million gallons per year. During 1995, the facility produced approximately 18 million gallons of ice cream and related products.

     In 1994, the Company completed construction of a cold storage warehouse facility located on property acquired in the City of Industry, California. This facility includes 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 116,000 square feet of manufacturing and storage space and 6,000 square feet of office space. In addition, the Company leases approximately 55,000 square feet of cold storage and 8,000 square feet of office space near the Fort Wayne facility. The plant has the current production capacity of 50 million gallons per year. During 1995, the facility produced approximately 40 million gallons of ice cream and related products. The Company's original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company's obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

     Subsequent to year end, the Company completed the purchase of an additional manufacturing and distribution facility in Houston, Texas. This facility is being renovated and, upon completion, will have approximately 69,000 square feet of manufacturing and dry storage space, 46,000 square feet of cold storage warehouse space and 20,000 square feet of office space. At that time the plant's production capacity will be approximately 26 million gallons per year.

     The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant.

     The Company also leases or rents various local distribution and office facilities with leases expiring through the year 2011 (including options to renew).

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages are as follows:

         NAME                                    POSITION                           AGE
T. Gary Rogers            Chairman of the Board and Chief Executive Officer         53
William F. Cronk, III     President                                                 53
Edmund R. Manwell         Secretary                                                 53
Thomas M. Delaplane       Vice President -- Sales                                   51
Robert P. Johnson         Vice President -- Marketing                               52
J. Tyler Johnston         Vice President -- New Business                            42
William R. Oldenburg      Vice President -- Operations                              49
Paul R. Woodland          Vice President -- Finance and Administration, Chief
                            Financial Officer & Assistant Secretary                 45

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

     Mr. Delaplane has served as Vice President -- Sales of the Company since May 1987.

     Mr. Johnson has served as Vice President -- Marketing of the Company since May 1990.

     Mr. Johnston has served as Vice President -- New Business of the Company since September 1995. From May 1988 to August 1995, he served as the Company's Director of Marketing.

     Mr. Oldenburg has served as Vice President -- Operations of the Company since September 1986.

     Mr. Woodland has served as Vice President -- Finance and Administration and Chief Financial Officer of the Company since September 1981 and as Assistant Secretary since December 1985.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in Note 17 under the caption "Price Range (NASDAQ)" which appears on page 26 of this Form 10-K is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

     On March 21, 1996, the number of holders of record of the Company's common stock was 4,098.

     The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 1995. On March 5, 1996, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.06 per share of common stock for each quarter of 1996. Also on March 5, 1996, the Board of Directors declared a dividend of $.06 per share of common stock for the first quarter of 1996 for stockholders of record on March 29, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Significant Financial Data" which appears on page 27 of this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" which appears on pages 28-30 of this Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 8, 1996, appearing on pages 14-26 of this Form 10-K are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Matters Submitted to the Vote of Stockholders -- Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 1996, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The following documents are filed as part of this report:

                                                                                         PAGE(S)
                                                                                         ------
        1.      Financial Statements:
                Report of Independent Accountants........................................     14
                Consolidated Statement of Income for the three years ended December 30,
                1995.....................................................................     14
                Consolidated Balance Sheet at December 30, 1995 and December 31, 1994....     15
                Consolidated Statement of Changes in Stockholders' Equity for the three
                years ended December 30, 1995............................................     16
                Consolidated Statement of Cash Flows for the three years ended December
                30, 1995.................................................................     17
                Notes to Consolidated Financial Statements...............................  18-26

        2.      Financial Statement Schedules:
                Report of Independent Accountants on Financial Statement Schedule........     31
                For the three years ended December 30, 1995
                   II. Valuation and Qualifying Accounts.................................     32

                All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
                The separate financial statements of M-K-D Distributors, Inc., a 49.7% owned subsidiary of the Registrant accounted for under the equity method, will be filed by amendment, together with the report of independent accountants on such financial statements as of and for the year ended December 30, 1995.

                Financial statements of any other 50% or less owned company have been omitted because the Registrant's proportionate share of the income from continuing operations before income taxes, and total assets is less than 20% of the respective consolidated amounts, and the investment in and advances to any such company is less than 20% of consolidated total assets.

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

     (b) REPORTS ON FORM 8-K

        Not applicable.

     (c) EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
  2.1      Asset Purchase Agreement dated as of November 20, 1992 by and between Edy's Grand
           Ice Cream and Calip Dairies, Inc. (Exhibit 2.1(11)).
  2.2      Securities Purchase Agreement dated June 24, 1993 by and among Dreyer's Grand Ice
           Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
           Placement Partners, I and General Electric Capital Corporation (Exhibit 2.1(13)).
  2.3      Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's
           Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
           Private Placement Partners, I and General Electric Capital Corporation, amending
           Exhibit 2.2 (Exhibit 2.1(16)).
  2.4      Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between
           Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 2.1(17)).
  2.5      First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc., amending
           Exhibit 2.4 (Exhibit 2.1(18)).
  2.6      Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and
           General Electric Capital Corporation, amending Exhibit 2.3 (Exhibit 10.2(20)).
  2.7      Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
           Trustees of General Electric Pension Trust, GE Investment Private Placement
           Partners, I and General Electric Capital Corporation, amending Exhibit 2.3
           (Exhibit 10.1(21)).
  2.8      Amended and Restated Fourth Amendment to Securities Purchase Agreement dated March
           12, 1996 and effective as of October 1, 1995 by and among Dreyer's Grand Ice
           Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
           Placement Partners, I and General Electric Capital Corporation, amending Exhibit
           2.3.
  3.1      Certificate of Incorporation of Dreyer's Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock,
           as amended, setting forth the Powers, Preferences, Rights, Qualifications,
           Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of
           such series of Preferred Stock (Exhibit 3.1(18)).
  3.2      Certificate of Designation, Preferences and Rights of Series A Participating
           Preference Stock (Exhibit 3.2(19)).
  3.3      By-laws of Dreyer's Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit
           3.2(18)).
  4.1      Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer's Grand
           Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(6)).
  4.2      Registration Rights Agreement dated as of June 30, 1993 among Dreyer's Grand Ice
           Cream, Inc., General Electric Capital Corporation, Trustees of General Electric
           Pension Trust, and GE Investment Private Placement Partners, I (Exhibit 4.1(14)).
  4.3      Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's
           Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
           Private Placement Partners, I and General Electric Capital Corporation, amending
           Exhibit 4.2 (Exhibit 4.1(16)).

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
  4.4      First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc. and First Interstate Bank of California (as
           successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit
           4.1(18)).
  4.5      Registration Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice
           Cream, Inc. and Nestle Holdings, Inc. (Exhibit 4.2(18)).
  4.6      Warrant Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc.
           and Nestle Holdings, Inc. (Exhibit 4.3(18)).
 10.1      Agreement dated September 18, 1978 between Dreyer's Grand Ice Cream, Inc. and
           Kraft, Inc. (Exhibit 10.8(1)).
 10.2      Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and
           Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer's
           Grand Ice Cream, Inc., as amended (Exhibit 10.2(19)).
 10.3      Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982), as amended.
           (Exhibit 10.6(15)).
 10.4      Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1,
           1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security
           Agreement, Pledge and Security Agreement and General Continuing Guaranty of
           Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
 10.5      Distribution Agreement between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
           Homemade, Inc. dated January 6, 1987 (Exhibit 10.1(3)).
 10.6      Amendment and Waiver dated July 17, 1987 between Dreyer's Grand Ice Cream, Inc.
           and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.44(7)).
 10.7      Amendment and Waiver dated December 24, 1987 between Dreyer's Grand Ice Cream,
           Inc. and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.45(7)).
 10.8      Master Lease dated September 28, 1988 between Dreyer's Grand Ice Cream, Inc. and
           Security Pacific Equipment Leasing, Inc., as amended (Exhibit 10.53(7)).
 10.9      Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York,
           Inc., and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46 (4)).
 10.10     Amendment to the Distribution Agreement dated as of April 11, 1989 by and among
           Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York, Inc.,
           and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
 10.11     Form of Indemnification Agreement between Dreyer's Grand Ice Cream, Inc. and each officer and director of Dreyer's Grand Ice Cream, Inc. (Exhibit 10.47(4)).
 10.12     Assignment of Lease dated as of March 31, 1989 among Dreyer's Grand Ice Cream,
           Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(5)).
 10.13     Amendment of Lease dated as of March 31, 1989 between Dreyer's Grand Ice Cream,
           Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit
           10.12 (Exhibit 10.53(5)).
 10.14     Manufacturing and Warehouse Agreement dated as of April 5, 1989 by and between
           Edy's Grand Ice Cream and Ben & Jerry's Homemade, Inc. and Agreement for First
           Amendment to Manufacturing and Warehouse Agreement dated as of January 3, 1990
           (Exhibit 10.45(5)).

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 10.15     Third Amendment to General Continuing Guaranty and Waiver dated January 29, 1991 between Dreyer's Grand Ice Cream, Inc. and Security Pacific National Bank,
           amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
           10.46(7)).
 10.16     $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between Dreyer's Grand Ice Cream, Inc. and each of
           Massachusetts Mutual Life Insurance Company, Massachusetts Mutual Life Pension
           Insurance Company, Connecticut Mutual Life Insurance Company, The Equitable Life
           Assurance Society of the United States, and Transamerica Occidental Life Insurance
           Company (Exhibit 19.1(8)).
 10.17     Second Amendment to Distribution Agreement dated as of August 31, 1992 between
           Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
           10.5 (Exhibit 19.6(10)).
 10.18     Letter Agreement dated February 4, 1992 between Dreyer's Grand Ice Cream, Inc. and
           Ben & Jerry's Homemade, Inc., amending Exhibit 10.14 (Exhibit 10.61(9)).
 10.19     Dreyer's Grand Ice Cream, Inc., Stock Option Plan (1992) (Exhibit 10.35(15)).
 10.20     Agreement of Amendment and Waiver, dated as of September 30, 1992, between
           Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance
           Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
           Company, the Equitable Life Assurance Society of the United States, and
           Transamerica Occidental Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
           Inc. and each of the Lenders, which Note Agreements are referenced in Exhibit
           10.16 (Exhibit 19.5(10)).
 10.21     Second Amendment to Note Agreements dated as of September 30, 1992, between
           Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance
           Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
           Company, the Equitable Life Assurance Society of the United States, and
           Transamerica Occidental Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
           Inc. and each of the Lenders, which Note Agreements are referenced in Exhibit
           10.16 (Exhibit 10.58(12)).
 10.22     Description of Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit
           10.57(12)).
 10.23     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) (Exhibit 10.9(15)).
 10.24     Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38 (15)).
 10.25     Distribution and Customer Base Agreement by and between Dreyer's Grand Ice Cream,
           Inc. and Sunbelt Distributors, Inc. dated January 4, 1994 (Exhibit 10.37(15)).
 10.26     Amendment to Distribution Agreement dated April 18, 1994, and Letter Agreement modifying such Amendment to Distribution Agreement dated April 18, 1994 between
           Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
           10.5 (Exhibit 10.3(16)).
 10.27     Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand
           Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
           10.27(19)).
 10.28     Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand
           Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, MML
           Pension Insurance Company, the Connecticut Mutual Life Insurance Company, the
           Equitable Life Assurance Society of the United States, and Transamerica Occidental
           Life Insurance Company (together, the "Lenders"), regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream, Inc. and each of the
           Lenders, which Note Agreements are referenced in Exhibit 10.16 (Exhibit 10.3(20)).
 10.29     Letter Agreement dated August 4, 1995 between Dreyer's Grand Ice Cream, Inc. and
           Smithway Associates, Inc., amending Exhibits 10.2 and 10.12.

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 10.30     Credit Agreement dated as of December 22, 1995 among Dreyer's Grand Ice Cream,
           Inc., Bank of America NT & SA (as a Bank and as Agent), ABN-AMRO Bank N.V. (as a
           Bank and as Co-Agent), Credit Suisse and The Bank of California.
 11        Computation of Net Income Per Share.
 21        Subsidiaries of Registrant.
 23        Consent of Independent Accountants.
 27        Financial Data Schedule

---------------

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

(16) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed under Commission File No. 0-14190 on May 10, 1994.

(17) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-14190 on May 9, 1994.

(18) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed under Commission File No. 0-14190 on August 9, 1994.

(19) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed under Commission File No. 0-14190 on March 30, 1995.

(20) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 filed under Commission File No. 0-14190 on August 15, 1995.

(21) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 filed under Commission File No. 0-14190 on November 14, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1996                      DREYER'S GRAND ICE CREAM, INC.

                                          By:     /s/  PAUL R. WOODLAND
                                                -----------------------
                                                   (Paul R. Woodland)
                                             Vice President -- Finance and
                                               Administration,
                                             Chief Financial Officer and
                                              Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  -----------------------------
                 /s/  T. GARY ROGERS           Chairman of the Board and         March 28, 1996
                 -------------------            Chief Executive Officer and
                  (T. Gary Rogers)              Director (Principal
                                                Executive Officer)

            /s/  WILLIAM F. CRONK, III         President and Director            March 28, 1996
           ---------------------------
             (William F. Cronk, III)

              /s/  EDMUND R. MANWELL           Secretary and Director            March 28, 1996
              ----------------------
               (Edmund R. Manwell)

               /s/  PAUL R. WOODLAND           Vice President -- Finance and     March 28, 1996
              -----------------------           Administration, Chief
                (Paul R. Woodland)               Financial Officer and
                                                 Assistant Secretary
                                                 (Principal Financial
                                                 Officer)

               /s/  JEFFREY P. PORTER          Corporate Controller              March 28, 1996
              ------------------------          (Principal Accounting
               (Jeffrey P. Porter)              Officer)

                /s/  TIMM F. CRULL             Director                          March 28, 1996
              ----------------------
                (Timm F. Crull)

              /s/  MERRIL M. HALPERN           Director                          March 28, 1996
             ------------------------
               (Merril M. Halpern)

                /s/  JEROME L. KATZ            Director                          March 28, 1996
              ----------------------
                  (Jerome L. Katz)

                 /s/  JOHN W. LARSON           Director                          March 28, 1996
                ---------------------
                  (John W. Larson)

              /s/  ANTHONY J. MARTINO          Director                          March 28, 1996
              -----------------------
                (Anthony J. Martino)

                 /s/  JACK O. PEIFFER          Director                          March 28, 1996
                ---------------------
                 (Jack O. Peiffer)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

     Not applicable.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                         YEAR ENDED
                                                      -------------------------------------------------
                                                      DECEMBER 30,      DECEMBER 31,      DECEMBER 25,
                                                          1995              1994              1993
                                                      -------------     -------------     -------------
                                                      ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net sales.......................................      $ 678,797         $ 564,372         $ 470,665
  Other income....................................          2,255             2,230             1,125
                                                         --------          --------          --------
                                                          681,052           566,602           471,790
                                                         --------          --------          --------
Costs and expenses:
  Cost of goods sold..............................        530,561           428,779           356,237
  Selling, general and administrative.............        143,090           126,945            79,779
  Interest, net of interest capitalized...........          9,912             9,243             7,803
                                                         --------          --------          --------
                                                          683,563           564,967           443,819
                                                         --------          --------          --------
(Loss) income before income taxes.................         (2,511)            1,635            27,971
Income tax (benefit) provision....................           (987)              634            11,182
                                                         --------          --------          --------
Net (loss) income.................................         (1,524)            1,001            16,789
Accretion of preferred stock to redemption
  value...........................................            168
Preferred stock dividends.........................          1,804
                                                         --------          --------          --------
Net (loss) income applicable to common stock......      $  (3,496)        $   1,001         $  16,789
                                                         ========          ========          ========
Net (loss) income per common share................      $    (.26)        $     .07         $    1.15
                                                         ========          ========          ========

          See accompanying Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dreyer's Grand Ice Cream, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Dreyer's Grand Ice Cream, Inc. and its subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
San Francisco, California
February 8, 1996

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        DECEMBER 30,   DECEMBER 31,
                                                                            1995           1994
                                                                        ------------   ------------
                                                                             ($ IN THOUSANDS,
                                                                        EXCEPT PER SHARE AMOUNTS)
Current Assets:
  Cash and cash equivalents..........................................     $  3,051       $  6,334
  Trade accounts receivable, net of allowance for doubtful accounts
     of $698 in 1995 and $635 in 1994................................       59,298         47,519
  Other accounts receivable..........................................       19,072          6,243
  Inventories........................................................       33,201         29,081
  Prepaid expenses and other.........................................       12,487          9,657
                                                                          --------       --------
  Total current assets...............................................      127,109         98,834
Property, plant and equipment, net...................................      182,757        160,322
Goodwill and distribution rights, net of accumulated amortization of
  $13,414 in 1995 and $10,443 in 1994................................       86,812         87,825
Other assets.........................................................       17,427         15,045
                                                                          --------       --------
Total assets.........................................................     $414,105       $362,026
                                                                          ========       ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities...........................     $ 35,514       $ 30,130
  Accrued payroll and employee benefits..............................       18,634         15,801
  Current portion of long-term debt..................................        3,600          4,500
                                                                          --------       --------
  Total current liabilities..........................................       57,748         50,431
Long-term debt, less current portion.................................      134,000         46,100
Convertible subordinated debentures..................................                     100,752
Deferred income taxes................................................       31,712         28,822
                                                                          --------       --------
Total liabilities....................................................      223,460        226,105
                                                                          --------       --------
Commitments and contingencies
Redeemable convertible Series B preferred stock, $1 par value --
  1,008,000 shares authorized; 1,008,000 shares and no shares issued
  and outstanding in 1995 and 1994, respectively.....................       98,382
                                                                          --------       --------
Stockholders' Equity:
  Preferred stock, $1 par value -- 8,992,000 shares authorized;
     no shares issued or outstanding in 1995 and 1994
  Common stock, $1 par value -- 30,000,000 shares authorized;
     12,929,000 shares and 14,064,000 shares issued and outstanding
     in 1995 and 1994, respectively..................................       12,929         14,064
  Capital in excess of par...........................................       39,370         75,257
  Retained earnings..................................................       39,964         46,600
                                                                          --------       --------
  Total stockholders' equity.........................................       92,263        135,921
                                                                          --------       --------
Total liabilities and stockholders' equity...........................     $414,105       $362,026
                                                                          ========       ========

          See accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              COMMON STOCK         CAPITAL
                                           ------------------     IN EXCESS     RETAINED
                                           SHARES     AMOUNT       OF PAR       EARNINGS       TOTAL
                                           ------     -------     ---------     ---------     --------
                                                                 (IN THOUSANDS)
Balance at December 26, 1992.............  14,563     $14,563      $56,329       $ 36,677     $107,569
  Net income for 1993....................                                          16,789       16,789
  Common stock dividends declared........                                          (3,513)      (3,513)
  Common stock issued as contingent
     payment in acquisition of Cervelli
     Distributors, Inc...................      18          18          501                         519
  Employee stock plans and other.........      90          90        2,315           (735)       1,670
                                           -------    -------      -------        -------     --------
Balance at December 25, 1993.............  14,671      14,671       59,145         49,218      123,034
  Net income for 1994....................                                           1,001        1,001
  Common stock dividends declared........                                          (3,619)      (3,619)
  Common stock and warrants issued to an
     affiliate of Nestle USA, Inc........  3,000..      3,000       99,487                     102,487
  Repurchases and retirements
     of common stock.....................  (3,753)     (3,753)     (85,608)                    (89,361)
  Employee stock plans and other.........     146         146        2,233                       2,379
                                           -------    -------      -------        -------     --------
Balance at December 31, 1994.............  14,064      14,064       75,257         46,600      135,921
  Net loss for 1995......................                                          (1,524)      (1,524)
  Accretion of preferred stock to
     redemption value....................                                            (168)        (168)
  Preferred stock dividends declared.....                                          (1,804)      (1,804)
  Common stock dividends declared........                                          (3,140)      (3,140)
  Repurchases and retirements
     of common stock.....................  (1,319)     (1,319)     (39,202)                    (40,521)
  Employee stock plans and other.........     184         184        3,315                       3,499
                                           -------    -------      -------        -------     --------
Balance at December 30, 1995.............  12,929     $12,929      $39,370       $ 39,964     $ 92,263
                                           =======    =======      =======        =======     ========

          See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED
                                                          --------------------------------------------
                                                          DECEMBER 30,    DECEMBER 31,    DECEMBER 25,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
                                                                        ($ IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income.....................................    $ (1,524)       $  1,001       $   16,789
  Adjustments to reconcile net (loss) income to cash
     (used in) provided from operations:
     Depreciation and amortization......................      20,568          18,986           14,592
     Deferred income taxes..............................       2,058            (420)           3,485
     Changes in assets and liabilities, net
       of amounts acquired:
       Trade accounts receivable........................     (11,779)           (711)          (3,587)
       Other accounts receivable........................     (12,829)           (917)           1,283
       Inventories......................................      (4,120)           (684)          (1,810)
       Prepaid expenses and other.......................      (1,998)          1,237           (1,272)
       Accounts payable and accrued liabilities.........       5,470             882            6,357
       Accrued payroll and employee benefits............       2,833           6,547              872
                                                            --------       ---------        ---------
                                                              (1,321)         25,921           36,709
                                                            --------       ---------        ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..........     (39,437)        (31,568)         (34,036)
  Retirement of property, plant and equipment...........         590             547              399
  Increase in goodwill and distribution rights..........      (1,959)           (556)          (5,228)
  Purchase of distribution rights of Sunbelt
     Distributors, Inc..................................                     (11,321)
  Increase in other assets, net.........................      (6,104)         (1,128)            (511)
                                                            --------       ---------        ---------
                                                             (46,910)        (44,026)         (39,376)
                                                            --------       ---------        ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings................                                      (29,000)
  Proceeds from long-term debt..........................      91,500          20,200           51,800
  Reductions in long-term debt..........................      (4,500)        (10,160)        (117,123)
  Proceeds from convertible subordinated debentures.....                                      100,752
  Net proceeds from issuance of common stock and
     warrants to an affiliate of Nestle USA, Inc........                     102,487
  Issuance of common stock under employee stock plans...       3,499           2,379            1,670
  Repurchases of common stock...........................     (40,521)        (89,361)
  Cash dividends paid...................................      (5,030)         (3,638)          (3,506)
                                                            --------       ---------        ---------
                                                              44,948          21,907            4,593
                                                            --------       ---------        ---------
(Decrease) increase in cash and cash equivalents........      (3,283)          3,802            1,926
Cash and cash equivalents, beginning of year............       6,334           2,532              606
                                                            --------       ---------        ---------
Cash and cash equivalents, end of year..................    $  3,051        $  6,334       $    2,532
                                                            ========       =========        =========
Supplemental Cash Flow Information --
  Cash paid during the year for:
     Interest (net of amounts capitalized)..............    $  9,738        $ 10,810       $    6,360
     Income taxes (net of refunds)......................       2,172          (2,264)           6,581
  Non-cash transaction:
     Conversion of convertible subordinated debentures
       into redeemable convertible Series B preferred
       stock............................................     100,752

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  OPERATIONS

     Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) is a single segment industry company engaged primarily in the business of manufacturing and selling premium ice cream and other frozen dairy products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of Dreyer's Grand Ice Cream, Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

  Fiscal Year

     The Company's fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. Fiscal years 1995 and 1993 each consisted of fifty-two weeks and fiscal year 1994 consisted of fifty-three weeks.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Financial Statement Presentation

     Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

  Cash Equivalents

     The Company classifies financial instruments as cash equivalents if the original maturity of such investments is three months or less.

  Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

  Impairment of Long-Lived Assets

     Effective as of the beginning of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), on a prospective basis. SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles, including goodwill and distribution rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference between the carrying value of the asset and the fair value of the asset. The adoption of SFAS 121 did not have any effect on the Company's Consolidated Financial Statements.

  Property, Plant and Equipment

     The cost of additions and major improvements and repairs are capitalized, while maintenance and minor repairs are charged to expense as incurred. Depreciation of fixed assets is computed using the straight-line method over the assets' estimated useful lives, generally ranging from three to thirty-five years. Interest costs relating to capital assets under construction are capitalized.

  Goodwill and Distribution Rights

     Goodwill and distribution rights are amortized using the straight-line method over thirty to thirty-six years.

  Product Formulations

     The cost of product formulations purchased from others is amortized using the straight-line method over the period of minimum expected benefit, approximately twelve years.

  Advertising Costs

     The Company defers production costs for media advertising and expenses these costs in the period the advertisement is first run. All other advertising costs are expensed in the period incurred. Advertising expense, including consumer promotion spending, was $39,971,000, $40,287,000 and $11,486,000 in
1995, 1994 and 1993, respectively.

  Income Taxes

     Income taxes are accounted for using the liability method. Under this method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

  Accounting for Stock-Based Compensation

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued which establishes accounting and reporting standards for stock-based compensation plans. The Company is required to adopt this standard in fiscal 1996. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method. As a result, adoption of this standard will not have any effect to the Company's consolidated financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting.

  Net (Loss) Income Per Common Share

     Net (loss) income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 13,285,000, 14,731,000, and 14,624,000 shares in 1995, 1994 and 1993, respectively. The potentially dilutive effect of the Company's redeemable convertible

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock, convertible subordinated debentures and other common stock equivalents was anti-dilutive for each fiscal year. Accordingly, fully diluted earnings per share are not presented.

NOTE 3.  INVENTORIES

     Inventories at December 30, 1995 and December 31, 1994 consisted of the following:

                                                                   1995         1994
                                                                 --------     --------
                                                                 (IN THOUSANDS)
        Raw materials..........................................  $  3,291     $  3,153
        Finished goods.........................................    29,910       25,928
                                                                   ------       ------
                                                                 $ 33,201     $ 29,081
                                                                   ======       ======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment at December 30, 1995 and December 31, 1994 were as follows:

                                                                   1995         1994
                                                                 --------     --------
                                                                 (IN THOUSANDS)
        Buildings and improvements.............................  $ 67,626     $ 64,913
        Machinery and equipment................................   145,023      118,958
        Office furniture and fixtures..........................     5,629        5,399
                                                                 --------     --------
                                                                  218,278      189,270
        Accumulated depreciation...............................   (77,453)     (64,254)
                                                                 --------     --------
                                                                  140,825      125,016
        Land...................................................    11,019       11,019
        Construction in progress...............................    30,913       24,287
                                                                 --------     --------
                                                                 $182,757     $160,322
                                                                 ========     ========

     Interest capitalized was $2,288,000, $1,788,000 and $1,271,000 in 1995,
1994 and 1993, respectively.

     Depreciation expense for property, plant and equipment was $16,412,000, $13,194,000 and $11,309,000 in 1995, 1994 and 1993, respectively.

     Construction in progress at December 30, 1995 and December 31, 1994 included $19,046,000 and $19,265,000, respectively, of costs associated with the enhancement of management information systems.

NOTE 5.  DISTRIBUTION RIGHTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

     The (benefits) provisions for federal and state income taxes consisted of the following:

                                                                  1995        1994       1993
                                                                 -------     ------     -------
                                                                         (IN THOUSANDS)
Current:
  Federal......................................................  $(3,045)    $  890     $ 6,110
  State........................................................                 164       1,587
                                                                 -------     ------     -------
                                                                  (3,045)     1,054       7,697
                                                                 -------     ------     -------
Deferred:
  Federal......................................................    2,127       (422)      2,943
  State........................................................      (69)         2         542
                                                                 -------     ------     -------
                                                                   2,058       (420)      3,485
                                                                 -------     ------     -------
                                                                 $  (987)    $  634     $11,182
                                                                 =======     ======     =======

     The deferred income tax liability as of December 30, 1995 and December 31, 1994 consisted of the following:

                                                                            1995        1994
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Intangible assets and related amortization...............................  $12,855     $12,541
Depreciation.............................................................   14,671      13,187
Deferred costs...........................................................    2,621       2,968
Other....................................................................    1,565         126
                                                                           -------     -------
                                                                           $31,712     $28,822
                                                                           =======     =======

     The federal statutory income tax rate is reconciled to the Company's effective income tax rate as follows:

                                                                    1995        1994       1993
                                                                    -----       ----       ----
Federal statutory income tax rate.................................  (35.0)%     35.0%      35.0%
State income taxes, net of federal tax benefit....................   (1.7)       6.6        5.0
Effect of tax rate increase on prior years' deferred income
  taxes...........................................................                          2.1
Reversal of income taxes provided in prior periods................   (5.8)                 (1.4)
Other.............................................................    3.2       (2.8)      (0.7)
                                                                    -----       ----       ----
                                                                    (39.3)%     38.8%      40.0%
                                                                    =====       ====       ====

NOTE 7.  EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution retirement plan for employees not covered by collective bargaining agreements. The plan provides retirement and other benefits based upon the assets of the plan held by the trustee. The Company contributes 7% of the eligible participants' annual compensation to the plan. The Company also maintains a salary deferral plan under which it may make a matching contribution of a percentage of each participant's deferred salary amount.

     Pension expense and matching contributions under these plans were approximately $7,202,000, $5,776,000, and $4,035,000 in 1995, 1994 and 1993,
respectively. The Company's liability for accrued pension contributions and salary deferrals was $7,186,000 and $5,996,000 at December 30, 1995 and December 31, 1994, respectively.

     Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $848,000, $677,000, and $586,000 in 1995, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DESCRIPTION OF LEASING ARRANGEMENTS

     The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases are classified as operating leases and expire over a period of twenty-seven years including renewal options. Certain of these leases include non-bargain purchase options.

     The minimum rental payments required under non-cancelable operating leases at December 30, 1995 are as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                Year ending:
                  1996.........................................     $  3,318
                  1997.........................................        1,888
                  1998.........................................        1,740
                  1999.........................................        1,493
                  2000.........................................        1,102
                  Thereafter...................................        4,814
                                                                    --------
                                                                    $ 14,355
                                                                    ========

     Rental expense for operating leases was $12,824,000, $11,474,000, and $9,804,000 in 1995, 1994, and 1993, respectively.

NOTE 9.  LONG-TERM DEBT

  Long-Term Debt

     Long-term debt at December 30, 1995 and December 31, 1994 consisted of the following:

                                                                            1995        1994
                                                                          --------     -------
                                                                             (IN THOUSANDS)
Revolving line of credit with banks due 1999 with interest payable at
  three different rate options..........................................  $111,700     $20,200
Senior notes with principal due through 2001 and interest payable semiannually
  at 9.3%...............................................................    21,400      25,000
Industrial revenue bonds with principal due through 2001 and interest payable quarterly at a floating rate based upon a tax-exempt note
  index.................................................................     4,500       5,400
                                                                          --------     -------
                                                                           137,600      50,600
Less -- current portion.................................................     3,600       4,500
                                                                          --------     -------
                                                                          $134,000     $46,100
                                                                          ========     =======

     The aggregate annual maturities of long-term debt as of December 30, 1995 are as follows:

                                                                 (IN THOUSANDS)
                                                                 --------------
                Year ending:
                  1996.........................................     $  3,600
                  1997.........................................        3,600
                  1998.........................................        3,600
                  1999.........................................      115,300
                  2000.........................................        3,600
                  Thereafter...................................        7,900
                                                                    --------
                                                                    $137,600
                                                                    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 1995, the Company entered into a new credit agreement with certain banks for a total revolving line of credit of $175,000,000. This agreement replaced the Company's previous revolving line of credit agreement. The total available line of credit decreases by $25,000,000 on December 31, 1997 and December 31, 1998, and expires on December 31, 1999. This line is available at three different interest rate options which are defined as the agent bank's offshore rate, same day funding rate, plus an applicable margin, or the agent bank's reference rate. At December 30, 1995, there was $111,700,000 outstanding under the line.

  Convertible Subordinated Debentures

     In June 1993, the Company issued in a private placement $100,752,000 of 6 1/4% convertible subordinated debentures, due June 30, 2001. These debentures were converted into redeemable convertible Series B preferred stock during 1995. (See Note 10.)

  Fair Value of Financial Instruments

     As of December 30, 1995 and December 31, 1994, the fair value of the Company's long-term debt was determined to be the same as the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. It is not practicable to estimate the fair value of the redeemable convertible Series B preferred stock due to the unique terms and conditions of these securities. (See Note 10.)

     The Company is subject to the requirements of various financial covenants, including dividend restrictions, under its long-term debt obligations and the redeemable convertible Series B preferred stock.

NOTE 10.  REDEEMABLE CONVERTIBLE SERIES B PREFERRED STOCK

     On August 8, 1995, the Company converted $100,752,000 of 6 1/4% convertible subordinated debentures into 1,008,000 shares of redeemable convertible Series B preferred stock (Series B), redeemable on June 30, 2001. On the conversion date, $2,538,000 of unamortized debenture issuance costs were charged against the carrying value of the debentures to arrive at the carrying value of $98,214,000 for this preferred stock. The Company is recording accretion to increase the carrying value to the redemption value of $100,752,000 by June 30, 2001, the redemption date.

     The Series B preferred stock is convertible, under certain conditions, into a total of 1,008,000 shares of Series A Convertible Preferred Stock (Series A), redeemable on June 30, 2001. Additionally, both the Series A preferred stock and Series B preferred stock are convertible, under certain conditions, at an initial conversion price of $34.74 into a total of 2,900,000 shares of common stock. Series B preferred stock can be called by the Company for early redemption, subject to certain limitations.

     In preference to shares of common stock, shares of both the Series A preferred stock and the Series B preferred stock are entitled to receive cumulative cash dividends, payable quarterly in arrears. The Company pays dividends for the Series B preferred stock of approximately $1,143,000 per quarter. Dividends on the Series A preferred stock are payable at a dividend rate equal to the amount they would receive as if the shares were converted into comparable shares of common stock.

NOTE 11.  COMMON STOCK

     The Company paid a regular quarterly dividend of $.06 per share for each quarter of 1995, 1994 and 1993.

     During 1987, the Board of Directors declared a dividend of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock. Under certain conditions, the Rights become exercisable for the purchase of the Company's preferred or common stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Nestle Equity Issuance

     On June 14, 1994, The Company completed a transaction (the "Nestle Agreement") with an affiliate of Nestle USA, Inc. ("Nestle"), whereby Nestle purchased 3,000,000 newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional 2,000,000 shares at an exercise price of $32 per share. Warrants for 1,000,000 shares will expire on June 14, 1997 and warrants for the other 1,000,000 shares will expire on June 14, 1999. Nestle paid an aggregate of $10,000,000 for the 2,000,000 warrants. Total proceeds from the issuance of the initial 3,000,000 shares and the 2,000,000 warrants were $106,000,000. In connection with the Nestle Agreement, the Company incurred transaction costs of $3,513,000 which were recorded as a charge against capital in excess of par.

     The Company has the right to cause Nestle to exercise the warrants at $24 per share subject to certain conditions at any time before June 14, 1997. The Company also has the right to cause Nestle to exercise the warrants at any time through the warrant expiration dates at $32 per share if the average trading price of the common stock exceeds $60 during a 130 trading day period preceding the exercise, subject to certain conditions. Furthermore, if the average trading price of the common stock equals or exceeds $60 during a 130 trading day period before June 14, 1999, Nestle will be required to pay an additional $2 for each share purchased and each share purchased upon exercise of the warrants.

     In connection with the Nestle Agreement, the Company entered into a distribution agreement with Nestle Ice Cream Company to distribute Nestle's frozen novelty and ice cream products in certain markets.

  Common Stock Repurchases

     During 1995, the Company repurchased and retired 1,291,000 shares of its common stock at prices ranging from $25.38 to $34.25 through open market purchases and negotiated transactions thereby completing the plan implemented in 1994 to repurchase up to 5,000,000 shares of common stock (the Stock Repurchase
Plan). In addition, the Company repurchased and retired 28,000 shares of its common stock at prices ranging from $24.50 to $38.50 from employees who previously acquired shares under employee stock plans.

     During 1994, the Company repurchased and retired 3,709,000 shares of its common stock at prices ranging from $21.38 to $25.75 per share under the Stock Repurchase Plan. In addition, the Company repurchased and retired 44,000 shares of its common stock at prices ranging from $22.00 to $28.69 per share from employees who previously acquired shares under employee stock plans.

     Since the beginning of fiscal 1994, the Company charged the excess over par value for shares repurchased to capital in excess of par rather than the previous practice of charging the excess to retained earnings.

NOTE 12.  SIGNIFICANT CUSTOMERS

     For fiscal 1995, 1994 and 1993, no customer accounted for more than 10% of consolidated net sales.

NOTE 13.  EMPLOYEE STOCK PLANS

     The Company has three stock option plans under which options may be granted for the purchase of the Company's common stock at a price not less than 100% of the fair market value at the date of grant. The incentive stock option plan (the 1982 Plan) provides that options are not exercisable until after two years from the date of grant and generally expire six years from the date of grant. The non-qualified stock option plan (the 1992 Plan) provides that options are not exercisable until after two years from the date of grant and expire upon death or termination of employment. In 1994, the stockholders approved a stock option plan (the 1993 Plan) under which granted options may be either incentive stock options or non-qualified stock options. This plan provides that options expire no later than ten years from the date of grant. This plan also provides that most of the terms of the options, such as vesting, are within the discretion of the compensation committee,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprising of certain members of the Board of Directors of the Company. Changes in stock options under all three plans in the aggregate were as follows:

                                                       OPTIONS
                                                      AVAILABLE        OPTIONS          OPTIONS PRICE
                                                      FOR GRANT      OUTSTANDING          PER SHARE
                                                      ---------     -------------     -----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance, December 26, 1992..........................      224             502         $  6.78 to $30.25
  Authorized........................................      200
  Granted...........................................     (358)            358           24.75 to  30.13
  Exercised.........................................                      (82)           6.78 to  14.44
                                                        -----           -----          ----------------
Balance, December 25, 1993..........................       66             778         $  7.19 to $30.25
  Authorized........................................    1,200
  Granted...........................................     (387)            387           21.75 to  29.38
  Exercised.........................................                      (99)           7.19 to  19.50
  Canceled..........................................       12             (12)
                                                        -----           -----          ----------------
Balance, December 31, 1994..........................      891           1,054         $  9.63 to $30.25
  Authorized
  Granted...........................................     (446)            446           25.63 to  38.63
  Exercised.........................................                     (120)           9.63 to  29.50
  Canceled..........................................       15             (15)
                                                        -----           -----          ----------------
Balance, December 30, 1995..........................      460           1,365         $ 13.63 to $38.63
                                                        =====           =====          ================

     At December 30, 1995, options to purchase 277,000 shares of the Company's common stock were exercisable.

     The Company has two plans under which employees may purchase shares of the Company's common stock: the section 423 employee stock purchase plan (the 423
Plan) and the employee secured stock purchase plan (the Secured Plan). Under the 423 Plan, employees may authorize payroll deductions up to 10% of their compensation for the purpose of acquiring shares at 85% of the market price determined at the beginning of a specified twelve month period. Under this plan, employees purchased 40,000 shares at prices ranging from $20.29 to $21.67 per share in 1995, 20,000 shares at prices ranging from $20.61 to $23.16 per share in 1994, and 25,000 shares at prices ranging from $16.69 to $29.75 per share in 1993. Under the Secured Plan, on specified dates, employees may purchase shares at fair market value by paying 20% of the purchase price in cash and the remaining 80% of the purchase price in the form of a non-recourse promissory note with a term of 30 years. Under this plan, employees purchased 23,000 shares at prices ranging from $25.38 to $39.50 per share in 1995, 27,000 shares at prices ranging from $24.25 to $25.13 per share in 1994, and 10,000 shares at prices ranging from $22.50 to $27.25 per share in 1993.

NOTE 14.  INVESTMENT IN AFFILIATE

     The Company's 49.7% ownership of M-K-D Distributors, Inc. (MKD), a company engaged in manufacturing and direct-store-distribution of ice cream in the states of Washington, Oregon, Utah and Alaska, is accounted for under the equity method. The investment included in other assets, is stated at cost adjusted for the Company's equity in undistributed earnings and was $5,517,000 and $4,738,000 at December 30, 1995 and December 31, 1994, respectively. The Company's equity in the earnings of MKD were $779,000, $1,063,000, and $695,000 in 1995, 1994, and 1993, respectively. The Company's sales of its branded products to MKD were $25,174,000, $22,583,000, and $18,360,000 in 1995, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for MKD at December 30, 1995 and December 31, 1994, was as follows:

                                                                      1995          1994
                                                                     -------       -------
                                                                        (IN THOUSANDS)
    Current assets.................................................  $ 7,756       $ 8,433
    Non-current assets.............................................    9,688         7,717
                                                                     -------       -------
                                                                     $17,444       $16,150
                                                                     =======       =======
    Current liabilities............................................  $ 3,960       $ 5,937
    Non-current liabilities........................................    2,084           500
    Stockholder's equity...........................................   11,400         9,713
                                                                     -------       -------
                                                                     $17,444       $16,150
                                                                     =======       =======

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Net sales.....................................................  $74,219     $62,817     $43,385
Gross profit..................................................   15,316      14,492      11,251
Net income....................................................    1,687       2,146       1,517

NOTE 15.  CONTINGENCIES

     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 16.  SUBSEQUENT EVENTS

     On February 2, 1996, the Company signed a letter of intent to purchase the remaining 50.3% of the outstanding common stock of MKD. After the purchase, the Company will own 100% of the outstanding common stock of MKD.

     Separately, the Company is in the process of negotiating an agreement for the private placement of $50,000,000 of senior notes.

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          PER SHARE
                                                                            -------------------------------------
                                                      NET (LOSS) INCOME     NET (LOSS) INCOME
                              NET         GROSS         APPLICABLE TO         APPLICABLE TO         PRICE RANGE
                             SALES        MARGIN        COMMON STOCK         COMMON STOCK(1)          (NASDAQ)
                            --------     --------     -----------------     ------------------     --------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
1st Quarter...............  $141,255     $ 29,025          $   322                $  .02           $24.25 - 28.25
2nd Quarter...............   188,083       43,045            3,664                   .27            25.50 - 37.50
3rd Quarter...............   205,226       50,453              893                   .07            36.00 - 40.00
4th Quarter...............   144,233       25,713           (8,375)                 (.65)           30.00 - 39.00
                            --------     --------          -------
                            $678,797     $148,236          $(3,496)                 (.26)(2)
                            ========     ========          =======
1994
1st Quarter...............  $112,001     $ 23,249          $ 1,582                $  .11           $21.50 - 29.50
2nd Quarter...............   147,727       38,068           (1,435)                 (.10)           21.25 - 28.25
3rd Quarter...............   168,704       45,058            2,260                   .15            21.75 - 26.00
4th Quarter...............   135,940       29,218           (1,406)                 (.09)           24.25 - 28.25
                            --------     --------          -------
                            $564,372     $135,593          $ 1,001                   .07(2)
                            ========     ========          =======

---------------
(1) Fully diluted net (loss) income per share for each quarter of 1995 and 1994 is equivalent to primary net (loss) income per share since the potentially dilutive effect of the redeemable convertible Series B preferred stock, convertible subordinated debentures and warrants was anti-dilutive.

(2) The number of weighted average shares outstanding used in the computation of net (loss) income per common share increases and decreases as shares are issued or repurchased during the year. For this reason, the sum of net
    (loss) income per common share for the quarters may not be the same as the net (loss) income per common share for the year.

                FIVE YEAR SUMMARY OF SIGNIFICANT FINANCIAL DATA

                                                       FISCAL YEAR ENDED DECEMBER
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operations:
  Net sales and other income........  $681,052     $566,602     $471,790     $407,946     $355,779
  (Loss) income before cumulative
     effect of change in accounting
     principle......................    (1,524)       1,001       16,789       13,973       15,850
  Net (loss) income.................    (1,524)       1,001       16,789       15,694(2)    15,850
  Net (loss) income applicable to
     common stock...................    (3,496)       1,001       16,789       15,694(2)    15,850
Per Common Share:
  (Loss) income before cumulative
     effect of change in accounting
     principle......................      (.26)         .07         1.15          .94         1.05
  Net (loss) income.................      (.26)(1)      .07(1)      1.15(1)      1.05(1)(2)   1.05(1)
  Dividends declared................       .24          .24          .24          .24          .20
Balance Sheet:
  Total assets......................   414,105      362,026      322,275      289,051      224,042
  Working capital...................    69,361       48,403       57,397       25,768       19,412
  Long-term debt, including
     convertible subordinated
     debentures.....................   134,000      146,852      139,627      102,160       44,289
  Redeemable convertible Series B
     preferred stock................    98,382
  Stockholders' equity..............    92,263      135,921      123,034      107,569      113,129

---------------

(1) Fully diluted net (loss) income per share for each fiscal year is equivalent to primary net (loss) income per share. In 1995 the potentially dilutive effect of the stock warrants and redeemable convertible Series B preferred stock was anti-dilutive, in 1994 the potentially dilutive effect of the stock warrants and the convertible subordinated debentures was anti-dilutive, in 1993 the potentially dilutive effect of the convertible subordinated debentures was anti-dilutive, and in 1992 and 1991 no potentially dilutive securities were outstanding.

(2) Includes the cumulative effect of change in method of accounting for income taxes of $1,721,000, or $.11 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

  Fiscal 1995 Compared with Fiscal 1994

     The Company embarked on a five year plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. This plan includes three primary strategies: 1) a quadrupling of advertising and consumer promotion spending, 2) rapid expansion and development of the Company's direct-store-delivery system, and 3) introduction of innovative new products. As originally announced, the Company anticipated that the cost of implementing the Strategic Plan would materially reduce earnings during the fiscal years of 1994 and 1995. In fact, these development activities resulted in a net income of $1,001,000 for 1994, as compared with net income of $16,789,000 in 1993, and a net loss of $1,524,000 for 1995.

     One of the potential benefits of the Strategic Plan is increased market share above those levels that would have been attained under the former business plan. In response to the Strategic Plan, dollar market share grew from 11.7% at the end of 1994 to 13.4% for the fourth quarter of 1995. Consolidated net sales for fiscal 1995 increased 20% (net sales increased 23% when adjusting for 52 weeks in fiscal 1995 and 53 weeks in 1994) to $678,797,000 from the $564,372,000 achieved in 1994. Sales of the Company's branded products increased 20% in all markets. This growth was led by Dreyer's and Edy's Fat Free Ice Cream and Grand Ice Cream as well as the new products of Low Fat Ice Cream and the revitalized Sherbet line introduced in 1995. Sales of branded products purchased from other companies (partner brands) increased 22%, led by sales of frozen novelty and ice cream products from Nestle Ice Cream Company introduced in 1995. Sales of partner brands represented 34% of consolidated net sales in both 1995 and 1994.

     During 1995, the Company expanded its direct-store-delivery system into 16 new markets. The expenses associated with this expansion effort were the primary cause of a decrease in gross margin from 24.0% in 1994 to 21.8% for 1995, resulting in a 24%, or $101,782,000, increase in cost of goods sold over 1994. The gross margin was affected to a lesser extent by the Company's continued development of its new Grand Soft business including significantly enhanced manufacturing, equipment service, and financing capabilities.

     Advertising and consumer promotion spending continued at the annual rate of approximately $40,000,000 during 1995. The Strategic Plan anticipates continued expenditures at approximately this level of marketing spending during a period of increasing sales. The Company increased its level of trade promotion spending during 1995 by approximately $14,000,000 due principally to the initial introduction of the Company's products in new markets. This increase in promotion spending was the primary factor in the $16,145,000 growth in selling, general, and administrative expenses between 1994 and 1995. The Company regularly monitors its levels of advertising and promotion spending in an effort to enhance long-term profitability. Interest expense increased $669,000, or 7%, principally due to higher borrowings under the Company's revolving line of credit.

     In addition to increased market share, the potential benefits of the Strategic Plan include future earnings in excess of those levels that would have been achieved in the absence of this plan. The Company anticipates an improvement in earnings during 1996 and that the earnings benefits expected under the Strategic Plan will be achieved in 1997 and future years. However, no assurance can be given that these expectations relative to future market share and earnings benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs, and efficiencies achieved in manufacturing and distribution operations.

  Fiscal 1994 Compared with Fiscal 1993

     In the first partial year of the implementation of the Strategic Plan, the Company's consolidated net sales for 1994 increased 20% (net sales increased 18% when adjusting for 53 weeks in fiscal 1994 and 52 weeks in 1993) to $564,372,000, compared with $470,665,000 in 1993. Driven by substantially higher advertising and consumer promotion spending in the Strategic Plan, sales of the Company's branded products increased 22%.

Dreyer's and Edy's Frozen Yogurt and Grand Ice Cream led this increase followed by the contribution from the Company's new novelty products. The increase in sales of Healthy Choice(R) low fat ice cream from ConAgra, Inc. was the primary factor in a partner brand sales increase of 12% over the prior year. Partner brands represented 34% of consolidated net sales as compared to 36% in 1993.

     Cost of goods sold increased $72,542,000, or 20%, over 1993. Gross margin, however, decreased slightly from 24.3% to 24.0% primarily due to the additional expenses associated with introducing the Company's product line and expansion of the distribution system in the Texas and New England markets as well as in several cities in the southern United States. The effect of these expenses on gross margin was partially offset by a higher proportion of Company products, which carry a higher margin than partner brands.

     The implementation of the Strategic Plan required an increase in overall marketing expenses of $40,501,000, leading to a 59%, or $47,166,000, increase in selling, general and administrative expenses over those incurred in 1993. Interest expense was $1,440,000, or 18%, higher than in 1993 due primarily to the issuance of the convertible subordinated debentures in the second quarter of 1993. (See Note 9 of Notes to Consolidated Financial Statements.)

     As anticipated and announced, the implementation of the Strategic Plan detailed above resulted in a net income of $1,001,000 for 1994 as compared with $16,789,000 for 1993.

  Fiscal 1993 Compared with Fiscal 1992

     A 27% increase in the sales of Company brands was the primary factor in the growth of consolidated net sales from $407,045,000 in 1992 to $470,665,000 in 1993, representing a 16% increase. The improvement was generated principally by established products and the introduction of Dreyer's and Edy's Ice Cream Bars and Tropical Fruit Bars. Partner brand sales represented 36% of consolidated sales as compared with 42% for 1992.

     The higher proportion of Dreyer's and Edy's products in the sales mix was the primary cause of the increase in gross margin from 22.7% in 1992 to 24.3% in 1993, resulting in a 13%, or $41,475,000, increase in cost of goods sold over 1992. In addition to this improvement in the sales mix, the gross margin was benefited by lower manufacturing costs per unit offset in part by higher distribution expenses.

     Selling, general and administrative expenses were $14,329,000, or 22%, higher than in 1992 resulting primarily from an increase in marketing expenses in an effort to enhance the Company's long-term competitive position and increase its market share. Interest expense was $2,570,000, or 49%, higher than in 1992 due largely to the issuance of the previously mentioned convertible subordinated debentures. (See Note 9 of Notes to Consolidated Financial Statements.)

  Price Increases

     The effect of price increases for both Company and partner brands was not significant for each of the comparative periods.

  Tax Provisions

     The Company's income tax provisions differ from the expected tax provisions calculated at the federal statutory tax rate primarily due to the reversal of income taxes provided in prior periods and state income taxes. (See Note 6 of Notes to Consolidated Financial Statements.)

  Seasonality

     The Company experiences more demand for its products during the spring and summer than during the fall and winter. (See Note 17 of Notes to Consolidated Financial Statements.)

  Effects of Inflation and Changing Prices

     Management believes that the effects of inflation and changing prices are successfully managed, with both margins and earnings being protected through a combination of cost control programs and productivity gains. The largest component of the Company's cost of production is raw materials, principally dairy products and sugar. Historically, the Company has been able to compensate for increases in the price level of these commodities through manufacturing and distribution productivity gains. Other cost increases such as labor and general and administrative costs have also been offset by productivity gains and other operating efficiencies.

  Liquidity and Capital Resources

     Working capital at December 30, 1995 was $20,958,000 higher than at year-end 1994 due primarily to increases in trade accounts receivable and other accounts receivable.

     Working capital at December 31, 1994 was $8,994,000 lower than at year-end 1993 due primarily to increases in trade accounts payable and accrued liabilities, and accrued payroll and employee benefits.

     Working capital at December 25, 1993 was $31,629,000 higher than at year-end 1992 due primarily to the decrease in short-term bank borrowings.

     Refer to the Consolidated Statement of Cash Flows for the components of increases and decreases in cash and cash equivalents for the three-year period ended December 30, 1995.

     The Company's inventory is maintained at the same general level relative to sales throughout the year by changing production and purchasing schedules to meet demand. The ratio of inventory to sales typically does not vary significantly from year to year.

     On August 8, 1995, the Company converted $100,752,000 of 6 1/4% convertible subordinated debentures into 1,008,000 shares of redeemable convertible Series B preferred stock, redeemable on June 30, 2001. (See Note 10 of Notes to Consolidated Financial Statements.)

     On June 14, 1994, the Company completed a transaction with an affiliate of Nestle USA, Inc., whereby Nestle purchased 3,000,000 newly issued shares of common stock of the Company for $32 per share and warrants to purchase an additional 2,000,000 shares at an exercise price of $32 per share. Total proceeds from the issuance of the initial 3,000,000 shares and the 2,000,000 warrants was $106,000,000. (See Note 11 of Notes to Consolidated Financial Statements.)

     During 1995, the Company repurchased and retired 1,291,000 shares of its common stock at prices ranging from $25.38 to $34.25 through open market purchases and negotiated transactions thereby completing the plan implemented in 1994 to repurchase up to 5,000,000 shares of common stock (the Stock Repurchase
Plan).

     During 1994, the Company repurchased and retired 3,709,000 shares of its common stock at prices ranging from $21.38 to $25.75 per share under the Stock Repurchase Plan. (See Note 11 of Notes to Consolidated Financial Statements.)

     On February 2, 1996, the Company signed a letter of intent to purchase the remaining 50.3% of the outstanding common stock of M-K-D Distributors, Inc.
(MKD), a company engaged in manufacturing and direct-store-distribution of ice cream in the states of Washington, Oregon, Utah and Alaska. After the purchase, the Company will own 100% of the outstanding common stock of MKD.

     Separately, the Company is in the process of negotiating an agreement for the private placement of $50,000,000 of senior notes.

     On January 4, 1994, the Company entered into a long-term distribution agreement with Sunbelt Distributors, Inc., the leading direct-store-delivery ice cream distributor in Texas. (See Note 5 of Notes to Consolidated Financial Statements.)

     Capital expenditures for property, plant and equipment in 1996 are currently estimated to be approximately $64,000,000, primarily for the expansion of manufacturing capacity and the construction of distribution facilities. It is anticipated that these additions will be largely financed through internally generated funds and borrowings. As of year-end 1995, the Company had $3,051,000 in cash and cash equivalents, and an unused credit line of $63,300,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity are adequate to meet anticipated operating and capital requirements.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 8, 1996 appearing on page 14 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
San Francisco, California
February 8, 1996

                                                                     SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                  BEGINNING      COSTS AND                        END
                CLASSIFICATIONS                   OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
------------------------------------------------  ----------     ----------     ----------     ----------
Fiscal year ended December 25, 1993:
  Allowance for doubtful accounts...............   $    513        $1,397         $1,375(1)     $    535
  Amortization of goodwill and distribution
     rights.....................................      5,268         2,304             --           7,572
  Amortization of other assets..................      2,530           979             --           3,509
                                                    -------        ------         ------         -------
                                                   $  8,311        $4,680         $1,375        $ 11,616
                                                    =======        ======         ======         =======
Fiscal year ended December 31, 1994:
  Allowance for doubtful accounts...............   $    535        $1,672         $1,572(1)     $    635
  Amortization of goodwill and distribution
     rights.....................................      7,572         2,871             --          10,443
  Amortization of other assets..................      3,509         2,921            208(2)        6,222
                                                    -------        ------         ------         -------
                                                   $ 11,616        $7,464         $1,780        $ 17,300
                                                    =======        ======         ======         =======
Fiscal year ended December 30, 1995:
  Allowance for doubtful accounts...............   $    635        $1,234         $1,171(1)     $    698
  Amortization of goodwill and distribution
     rights.....................................     10,443         2,971             --          13,414
  Amortization of other assets..................      6,222         1,184          3,209(2)        4,197
                                                    -------        ------         ------         -------
                                                   $ 17,300        $5,389         $4,380        $ 18,309
                                                    =======        ======         ======         =======

---------------

(1) Write-off of receivables considered uncollectible.

(2) Removal of fully-amortized assets.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
2.8        Amended and Restated Fourth Amendment to Securities Purchase Agreement dated March
           12, 1996 and effective as of October 1, 1995 by and among Dreyer's Grand Ice
           Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
           Placement Partners, I and General Electric Capital Corporation, amending Exhibit
           2.3.

10.29      Letter Agreement dated August 4, 1995 between Dreyer's Grand Ice Cream, Inc. and
           Smithway Associates, Inc., amending Exhibits 10.2 and 10.12.

10.30      Credit Agreement dated as of December 22, 1995 among Dreyer's Grand Ice Cream,
           Inc., Bank of America NT & SA (as a Bank and as Agent), ABN-AMRO Bank N.V.
           (as a Bank and as Co-Agent), Credit Suisse and The Bank of California.

11         Computation of Net Income Per Share

21         Subsidiaries of Registrant.

23         Consent of Independent Accountants.

27         Financial Data Schedule.