Form 10-K/A
period 1995-12-30
DREYERS GRAND ICE CREAM INC
filed 1996-04-15
CIK 352305

                        DREYER'S GRAND ICE CREAM, INC.

                                 FORM 10-K/A

                               Amendment No. 1

                 For the fiscal year ended December 30, 1995

This amendment is being filed to amend Part IV, Item 14 to include, as a financial statement schedule, the consolidated financial statements of M-K-D Distributors, Inc. and Subsidiary, a significant subsidiary of Dreyer's Grand Ice Cream, Inc. ("Dreyer's") for the fiscal year ended December 30, 1995 and to add to Exhibit 23 the Consent of Independent Accountants relating to such financial statements. Dreyer's filed on March 29, 1996 a Form 12b-25 in connection with this amendment.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K/A
                               AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
                NOT APPLICABLE                                NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The following documents are filed as part of this report:

                                                                                         PAGE(S)
                                                                                         ------
        1.      Financial Statements:
                Report of Independent Accountants........................................     14
                Consolidated Statement of Income for the three years ended December 30,
                  1995...................................................................     14
                Consolidated Balance Sheet at December 30, 1995 and December 31, 1994....     15
                Consolidated Statement of Changes in Stockholders' Equity for the three
                  years ended December 30, 1995..........................................     16
                Consolidated Statement of Cash Flows for the three years ended December
                  30, 1995...............................................................     17
                Notes to Consolidated Financial Statements...............................  18-26

        2.      Financial Statement Schedules:
                Report of Independent Accountants on Financial Statement Schedule........     31
                For the three years ended December 30, 1995
                  II. Valuation and Qualifying Accounts..................................     32

                M-K-D Distributors, Inc. and Subsidiary Consolidated Financial Statments:
                Report of Independent Accountants........................................     33 (8)*
                Consolidated Balance Sheet at December 30, 1995 and December 31, 1994
                  (unaudited)............................................................     34 (9)*
                Consolidated Statement of Income and Retained Earnings for the fiscal years ended December 30, 1995, December 31, 1994 (unaudited) and
                December 25, 1993 (unaudited)............................................     35 (10)*
                Consolidated Statement of Cash Flows for the fiscal years ended December
                  30, 1995, December 31, 1994 (unaudited) and December 25, 1993
                  (unaudited)............................................................     36 (11)*
                Notes to Consolidated Financial Statements...............................  37-43 (12-18)*

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

                * Denotes page references to this Form 10-K/A Amendment No. 1.

     (b) REPORTS ON FORM 8-K

        Not applicable.

     (c) EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
- ------     ----------------------------------------------------------------------------------
  2.1      Asset Purchase Agreement dated as of November 20, 1992 by and between Edy's Grand
           Ice Cream and Calip Dairies, Inc. (Exhibit 2.1(11)).
  2.2      Securities Purchase Agreement dated June 24, 1993 by and among Dreyer's Grand Ice
           Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
           Placement Partners, I and General Electric Capital Corporation (Exhibit 2.1(13)).
  2.3      Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's
           Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
           Private Placement Partners, I and General Electric Capital Corporation, amending
           Exhibit 2.2 (Exhibit 2.1(16)).
  2.4      Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between
           Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 2.1(17)).
  2.5      First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc., amending
           Exhibit 2.4 (Exhibit 2.1(18)).
  2.6      Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and
           General Electric Capital Corporation, amending Exhibit 2.3 (Exhibit 10.2(20)).
  2.7      Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
           Trustees of General Electric Pension Trust, GE Investment Private Placement
           Partners, I and General Electric Capital Corporation, amending Exhibit 2.3
           (Exhibit 10.1(21)).
  2.8      Amended and Restated Fourth Amendment to Securities Purchase Agreement dated March
           12, 1996 and effective as of October 1, 1995 by and among Dreyer's Grand Ice
           Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
           Placement Partners, I and General Electric Capital Corporation, amending Exhibit
           2.3 (Exhibit 2.8(22)).
  3.1      Certificate of Incorporation of Dreyer's Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock,
           as amended, setting forth the Powers, Preferences, Rights, Qualifications,
           Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of
           such series of Preferred Stock (Exhibit 3.1(18)).
  3.2      Certificate of Designation, Preferences and Rights of Series A Participating
           Preference Stock (Exhibit 3.2(19)).
  3.3      By-laws of Dreyer's Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit
           3.2(18)).
  4.1      Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer's Grand
           Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(6)).
  4.2      Registration Rights Agreement dated as of June 30, 1993 among Dreyer's Grand Ice
           Cream, Inc., General Electric Capital Corporation, Trustees of General Electric
           Pension Trust, and GE Investment Private Placement Partners, I (Exhibit 4.1(14)).
  4.3      Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's
           Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
           Private Placement Partners, I and General Electric Capital Corporation, amending
           Exhibit 4.2 (Exhibit 4.1(16)).

EXHIBIT
NUMBER                                        DESCRIPTION
- ------     ----------------------------------------------------------------------------------
  4.4      First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc. and First Interstate Bank of California (as
           successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit
           4.1(18)).
  4.5      Registration Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice
           Cream, Inc. and Nestle Holdings, Inc. (Exhibit 4.2(18)).
  4.6      Warrant Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc.
           and Nestle Holdings, Inc. (Exhibit 4.3(18)).
 10.1      Agreement dated September 18, 1978 between Dreyer's Grand Ice Cream, Inc. and
           Kraft, Inc. (Exhibit 10.8(1)).
 10.2      Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and
           Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer's
           Grand Ice Cream, Inc., as amended (Exhibit 10.2(19)).
 10.3      Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982), as amended.
           (Exhibit 10.6(15)).
 10.4      Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1,
           1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security
           Agreement, Pledge and Security Agreement and General Continuing Guaranty of
           Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
 10.5      Distribution Agreement between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
           Homemade, Inc. dated January 6, 1987 (Exhibit 10.1(3)).
 10.6      Amendment and Waiver dated July 17, 1987 between Dreyer's Grand Ice Cream, Inc.
           and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.44(7)).
 10.7      Amendment and Waiver dated December 24, 1987 between Dreyer's Grand Ice Cream,
           Inc. and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.45(7)).
 10.8      Master Lease dated September 28, 1988 between Dreyer's Grand Ice Cream, Inc. and
           Security Pacific Equipment Leasing, Inc., as amended (Exhibit 10.53(7)).
 10.9      Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York,
           Inc., and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46 (4)).
 10.10     Amendment to the Distribution Agreement dated as of April 11, 1989 by and among
           Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York, Inc.,
           and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
 10.11     Form of Indemnification Agreement between Dreyer's Grand Ice Cream, Inc. and each officer and director of Dreyer's Grand Ice Cream, Inc. (Exhibit 10.47(4)).
 10.12     Assignment of Lease dated as of March 31, 1989 among Dreyer's Grand Ice Cream,
           Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(5)).
 10.13     Amendment of Lease dated as of March 31, 1989 between Dreyer's Grand Ice Cream,
           Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit
           10.12 (Exhibit 10.53(5)).
 10.14     Manufacturing and Warehouse Agreement dated as of April 5, 1989 by and between
           Edy's Grand Ice Cream and Ben & Jerry's Homemade, Inc. and Agreement for First
           Amendment to Manufacturing and Warehouse Agreement dated as of January 3, 1990
           (Exhibit 10.45(5)).

EXHIBIT
NUMBER                                        DESCRIPTION
- ------     ----------------------------------------------------------------------------------
 10.15     Third Amendment to General Continuing Guaranty and Waiver dated January 29, 1991 between Dreyer's Grand Ice Cream, Inc. and Security Pacific National Bank,
           amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
           10.46(7)).
 10.16     $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between Dreyer's Grand Ice Cream, Inc. and each of
           Massachusetts Mutual Life Insurance Company, Massachusetts Mutual Life Pension
           Insurance Company, Connecticut Mutual Life Insurance Company, The Equitable Life
           Assurance Society of the United States, and Transamerica Occidental Life Insurance
           Company (Exhibit 19.1(8)).
 10.17     Second Amendment to Distribution Agreement dated as of August 31, 1992 between
           Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
           10.5 (Exhibit 19.6(10)).
 10.18     Letter Agreement dated February 4, 1992 between Dreyer's Grand Ice Cream, Inc. and
           Ben & Jerry's Homemade, Inc., amending Exhibit 10.14 (Exhibit 10.61(9)).
 10.19     Dreyer's Grand Ice Cream, Inc., Stock Option Plan (1992) (Exhibit 10.35(15)).
 10.20     Agreement of Amendment and Waiver, dated as of September 30, 1992, between
           Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance
           Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
           Company, the Equitable Life Assurance Society of the United States, and
           Transamerica Occidental Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
           Inc. and each of the Lenders, which Note Agreements are referenced in Exhibit
           10.16 (Exhibit 19.5(10)).
 10.21     Second Amendment to Note Agreements dated as of September 30, 1992, between
           Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance
           Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
           Company, the Equitable Life Assurance Society of the United States, and
           Transamerica Occidental Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
           Inc. and each of the Lenders, which Note Agreements are referenced in Exhibit
           10.16 (Exhibit 10.58(12)).
 10.22     Description of Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit
           10.57(12)).
 10.23     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) (Exhibit 10.9(15)).
 10.24     Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38 (15)).
 10.25     Distribution and Customer Base Agreement by and between Dreyer's Grand Ice Cream,
           Inc. and Sunbelt Distributors, Inc. dated January 4, 1994 (Exhibit 10.37(15)).
 10.26     Amendment to Distribution Agreement dated April 18, 1994, and Letter Agreement modifying such Amendment to Distribution Agreement dated April 18, 1994 between
           Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
           10.5 (Exhibit 10.3(16)).
 10.27     Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand
           Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
           10.27(19)).
 10.28     Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand
           Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, MML
           Pension Insurance Company, the Connecticut Mutual Life Insurance Company, the
           Equitable Life Assurance Society of the United States, and Transamerica Occidental
           Life Insurance Company (together, the "Lenders"), regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream, Inc. and each of the
           Lenders, which Note Agreements are referenced in Exhibit 10.16 (Exhibit 10.3(20)).
 10.29     Letter Agreement dated August 4, 1995 between Dreyer's Grand Ice Cream, Inc. and
           Smithway Associates, Inc., amending Exhibits 10.2 and 10.12 (Exhibit 10.29(22)).

EXHIBIT
NUMBER                                        DESCRIPTION
- ------     ----------------------------------------------------------------------------------
 10.30     Credit Agreement dated as of December 22, 1995 among Dreyer's Grand Ice Cream,
           Inc., Bank of America NT & SA (as a Bank and as Agent), ABN-AMRO Bank N.V. (as a
           Bank and as Co-Agent), Credit Suisse and The Bank of California (Exhibit 10.30(22)).
 11        Computation of Net Income Per Share (Exhibit 11(22)).
 21        Subsidiaries of Registrant (Exhibit 21(22)).
 23        Consents of Independent Accountants.
 27        Financial Data Schedule (Exhibit 27(22)).

- ---------------

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

(22) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 filed under Commission File No. 0-14190 on March 29, 1996.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 1996                      DREYER'S GRAND ICE CREAM, INC.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of M-K-D Distributors, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of M-K-D Distributors, Inc. and its subsidiary at December 30, 1995, and the results of their operations and their cash flows for the fiscal year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
San Francisco, California
April 9, 1996

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------------

                                                                               UNAUDITED
                                                               DECEMBER 30,   DECEMBER 31,
                                                                   1995            1994
ASSETS
Current Assets:
   Cash                                                        $    46,871    $   234,414
   Trade accounts receivable, net of allowance for doubtful
     accounts of $71,303 in 1995 and $65,655 in 1994             4,784,633      4,628,048
   Inventories                                                   2,361,881      3,325,921
   Prepaid expenses and other                                      562,266        244,119
                                                               -----------    -----------

     Total current assets                                        7,755,651      8,432,502

   Property, plant and equipment, net                            9,256,360      7,312,750
   Notes receivable and other                                      432,458        404,730
                                                               -----------    -----------

     Total assets                                              $17,444,469    $16,149,982
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                    $ 2,804,416    $ 3,984,188
   Accrued payroll and employee benefits                           709,343        612,333
   Current portion of long-term debt                               446,334      1,195,750
   Income taxes payable                                                           145,141
                                                               -----------    -----------

     Total current liabilities                                   3,960,093      5,937,412

Long-term debt, less current portion                             1,563,263        108,000
Deferred income taxes                                              521,027        391,697
                                                               -----------    -----------

     Total liabilities                                           6,044,383      6,437,109
                                                               -----------    -----------

Commitments

Stockholders' Equity:
   Common stock, $1 par value - 10,000 shares authorized,
     issued and outstanding in 1994 and 1995                        10,000         10,000
   Capital in excess of par                                         40,265         40,265
   Retained earnings                                            11,349,821      9,662,608
                                                               -----------    -----------

     Total stockholders' equity                                 11,400,086      9,712,873
                                                               -----------    -----------

Total liabilities and stockholders' equity                     $17,444,469    $16,149,982
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
- --------------------------------------------------------------------------------

                                                      FISCAL YEAR ENDED
                                          ------------------------------------------
                                                          UNAUDITED      UNAUDITED
                                          DECEMBER 30,   DECEMBER 31,   DECEMBER 25,
                                              1995           1994           1993
REVENUES:
  Net sales                               $74,218,680    $62,816,959    $43,385,264
  Other income                                334,884         64,709         36,091
                                          -----------    -----------    -----------

                                           74,553,564     62,881,668     43,421,355
                                          -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of goods sold                       58,902,661     48,324,932     32,134,445
  Selling, general and administrative      12,806,842     11,118,291      8,796,008
  Interest                                    119,758         86,514        107,831
                                          -----------    -----------    -----------

                                           71,829,261     59,529,737     41,038,284
                                          -----------    -----------    -----------

  Income before income taxes                2,724,303      3,351,931      2,383,071
  Income taxes                              1,037,090      1,205,721        866,507
                                          -----------    -----------    -----------

  Net income                                1,687,213      2,146,210      1,516,564

  Retained earnings, beginning
    of year                                 9,662,608      7,516,398      5,999,834
                                          -----------    -----------    -----------

  Retained earnings, end of year          $11,349,821    $ 9,662,608    $ 7,516,398
                                          ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                                 UNAUDITED      UNAUDITED
                                                 DECEMBER 30,   DECEMBER 31,   DECEMBER 25,
                                                     1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 1,687,213    $ 2,146,210    $ 1,516,564
  Adjustments to reconcile net income to
    cash provided from operations:
    Depreciation                                   1,191,747        904,440        758,832
    Deferred taxes                                   129,330         40,013         45,677
    Gain on sale of assets                                          (10,854)          (747)
    Changes in assets and liabilities, net
      of amounts acquired:
      Trade accounts receivable                     (156,585)      (812,342)    (1,047,030)
      Inventories                                    964,040     (1,102,532)      (531,391)
      Prepaid expenses and other                    (318,147)       410,618       (135,059)
      Notes receivable and other                     (27,728)      (213,228)        42,004
      Accounts payable and accrued liabilities    (1,179,772)     1,529,746        658,811
      Accrued payroll and employee benefits           97,010        158,305         48,881
      Income taxes payable                          (145,141)
                                                 -----------    -----------    -----------
                                                   2,241,967      3,050,376      1,356,542
                                                 -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment    (3,135,357)    (3,214,223)    (1,683,829)
  Proceeds from sale of equipment                                   100,000          9,015
                                                 -----------    -----------    -----------
                                                  (3,135,357)    (3,114,223)    (1,674,814)
                                                 -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                     2,075,547        135,000
  Reductions in long-term debt                    (1,369,700)      (255,000)      (255,000)
                                                 -----------    -----------    -----------
                                                     705,847       (120,000)      (255,000)
                                                 -----------    -----------    -----------

Decrease in cash                                    (187,543)      (183,847)      (573,272)

Cash, beginning of year                              234,414        418,261        991,533
                                                 -----------    -----------    -----------

Cash, end of year                                $    46,871    $   234,414    $   418,261
                                                 ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                     $   101,749    $   107,831    $   105,029
    Income taxes (net of refunds)                  1,038,500        899,000        710,960


          See accompanying notes to consolidated financial statements.

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements of M-K-D Distributors, Inc. and subsidiary (the Company) include the accounts of M-K-D Distributors, Inc. (MKD) and its wholly-owned subsidiary, Snelgrove Ice Cream, Inc. (Snelgrove). All significant intercompany balances and transactions have been eliminated. The Company reports on a fifty-two or fifty-three week fiscal year, ending on the last Saturday in December.

      OPERATIONS

      MKD, a Texas corporation, was incorporated on December 14, 1979, and is engaged in the wholesale distribution of Dreyer's Grand Ice Cream, Ben and Jerry's, Nestle and other premium ice cream products, primarily in Washington, Oregon and Alaska. Dreyer's Grand Ice Cream, Inc. (Dreyer's), a Delaware corporation, holds 49.7% of MKD's outstanding common stock (see
      Note 11, Subsequent Event). In 1991, MKD acquired the assets of Snelgrove Ice Cream, Inc. (formerly known as Snelgrove Distinctive Ice Cream, Inc.), a manufacturer and distributor of premium ice cream products, and commenced manufacturing and distribution operations late in 1991 for Utah and other high altitude markets in the western United States. Sales are primarily to retail grocers.

      REVENUE RECOGNITION

      Sales revenues are recognized when deliveries of products are made to customers.

      INVENTORIES

      Inventories of purchased and manufactured products are stated at the lower of cost (first-in, first-out method) or market. Costs of purchased products manufactured by others and of raw materials include costs of acquisition and transportation in. Manufactured product inventories are costed based on standards which approximate actual costs of materials, labor and production overhead.

      PROPERTY, PLANT AND EQUIPMENT

      Depreciation and amortization are provided on property, plant and equipment on the straight-line basis over their estimated useful lives as follows:

           Building and improvements                5 to 35 years
           Equipment                                3 to 15 years
           Delivery trucks and other vehicles       5 to 8 years
           Furniture and fixtures                   3 to 8 years

      Leasehold improvements are amortized over the life remaining in the applicable lease (4 to 10 years).

      The cost of maintenance and repairs, which neither materially add to the value of property nor appreciably prolong its life, are expensed as incurred.

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

      ESTIMATES AND ASSUMPTIONS

      Management makes estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

      FEDERAL AND STATE INCOME TAXES

      Effective for the fiscal year ended December 25, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), on a prospective basis. SFAS 109 required the Company to change its method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's Consolidated Financial Statements.

      FINANCIAL STATEMENT PRESENTATION

      Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

2.    INVENTORIES

      Components of inventories at December 30, 1995 and December 31, 1994 were as follows:

                                                                 UNAUDITED
                                                      1995          1994
          Purchased products                       $1,639,437    $2,138,051
          Raw materials                               365,745       610,871
          Finished goods                              356,699       576,999
                                                   ----------    ----------

                                                   $2,361,881    $3,325,921
                                                   ==========    ==========

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

3.   PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment at December 30, 1995 and December 31, 1994, were as follows:

                                                                   UNAUDITED
                                                       1995           1994
     Building and improvements                     $ 2,722,371    $   976,206
     Machinery and equipment                         9,869,316      8,715,736
     Office furniture and fixtures                   1,498,363      1,260,658
                                                   -----------    -----------
                                                    14,090,050     10,952,600

     Accumulated depreciation                       (5,539,341)    (4,344,256)
                                                   -----------    -----------
                                                     8,550,709      6,608,344

     Land                                              705,651        704,406
                                                   -----------    -----------

                                                   $ 9,256,360    $ 7,312,750
                                                   ===========    ===========

     Depreciation expense for property, plant and equipment was $1,191,747, $904,440 and $758,832, in 1995, 1994 (unaudited) and 1993 (unaudited), respectively.

4.   LONG-TERM NOTES RECEIVABLE

     At December 30, 1995, long-term notes receivable of $144,779 (December 31, 1994 - $129,935-unaudited) are due from a customer with payments due every year beginning in 1996 in the amount of $20,000 plus accrued interest at the prime rate plus 2%. The notes are secured by delivery and freezer equipment and are due in December 2000.

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

5.   LONG-TERM DEBT

     Long-term debt at December 30, 1995 and December 31, 1994, consisted of the following:

                                                                                      UNAUDITED
                                                                           1995          1994
          Note payable to bank, payable in monthly
          installments of $16,687 from August 1995 to
          June 2000, plus interest at 7.81% per annum,
          secured by equipment                                          $  916,665

          Note payable to bank, payable in monthly
          installments of $17,335 from August 1995 to
          July 2000, plus interest at 7.8% per annum,
          secured by equipment                                             954,475

          Capital lease obligation payable in monthly
          minimum payments of $1,026 from August 1995
          to July 1998, including interest at 4.9%, secured
          by computer equipment                                             30,457

          Note payable, payable in annual installments of
          $27,000 from June 1995 to June 1999, plus
          interest at 8.00% per annum, secured by
          property and building                                            108,000    $  135,000

          Note payable to bank, payable in monthly installments
          of $21,250, plus interest at 6.81% per annum,
          due July 1995                                                                1,168,750
                                                                        ----------    ----------

                                                                         2,009,597     1,303,750

          Less current portion of long-term debt                           446,334     1,195,750
                                                                        ----------    ----------

                                                                        $1,563,263    $  108,000
                                                                        ==========    ==========

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

      Principal payments due on long-term debt for each of the years subsequent to December 30, 1995 are as follows:

          1996                                                $  446,334
          1997                                                   446,889
          1998                                                   443,026
          1999                                                   435,264
          2000                                                   238,084
                                                              ----------

                                                              $2,009,597
                                                              ==========

      At December 30, 1995, the Company had an unused secured revolving line of credit of $2,000,000 available for working capital needs. The interest rate on borrowings is equal to the bank's floating commercial loan reference rate or LIBOR plus 1.5%.

6.    PROFIT SHARING PLAN

      The Company has a 401(k) profit sharing plan and trust covering all employees over 21 years of age with more than one year of service. Participating employees may make elective salary deferrals into the plan up to the maximum qualifying amount permitted by federal income tax law. In addition, employer matching contributions and/or profit sharing contributions are made to the plan at the discretion of the Company's Board of Directors. Matching and profit sharing contributions made by the Company to the plan for fiscal 1995 were $225,440 (fiscal 1994 unaudited - $189,480 - and fiscal 1993 unaudited - $120,830).

7.    INCOME TAXES

      The provision for income taxes for the fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993, consisted of the following:

                                                  UNAUDITED
                                            ----------------------
                                1995           1994         1993
           Current
             Federal         $  825,960     $1,060,481    $750,773
             State               81,800        105,227      70,057
                             ----------     ----------    --------

                                907,760      1,165,708     820,830

           Deferred             129,330         40,013      45,677
                             ----------     ----------    --------

                             $1,037,090     $1,205,721    $866,507
                             ==========     ==========    ========

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

      The deferred tax liability arises principally because of an accumulated depreciation temporary difference. The effective tax rate differs from the federal statutory income tax rate due primarily to state taxes, net of federal benefit.

8.    RELATED PARTIES

      The Company purchases premium ice cream and related products from Dreyer's under a long-term distribution agreement. In addition, the Company sells ice cream products to Dreyer's, which are manufactured at the Snelgrove plant in Utah. Purchases from Dreyer's were $25,174,000, $22,583,000 (unaudited) and $18,360,000 (unaudited) in fiscal 1995, 1994 and 1993, respectively. Sales of Snelgrove manufactured products to Dreyer's were $6,021,636, $4,305,669 (unaudited) and $105,367 (unaudited) in fiscal
      1995, 1994 and 1993, respectively. In addition, under the distribution agreement, the Company is reimbursed by Dreyer's for 65% of costs relating to jointly-directed consumer promotion programs. The Company charged Dreyer's $1,874,845, $1,098,598 (unaudited) and $600,297 (unaudited) in fiscal 1995, 1994 and 1993, respectively, for Dreyer's share of such costs. Amounts due from and due to Dreyer's at December 30, 1995 and December 31, 1994, were as follows:

                                                                      UNAUDITED
                                                             1995        1994
           Accounts receivable from Dreyer's               $  505,331    $  772,890
                                                           ==========    ==========

           Accounts payable to Dreyer's                    $1,579,544    $1,470,897
                                                           ==========    ==========

9.    MAJOR CUSTOMERS

      The Company had four retail customers that accounted for approximately 48% of net sales for the fiscal year ended December 30, 1995 (fiscal 1994 and 1993 unaudited - 45%).

M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
- --------------------------------------------------------------------------------

10.   COMMITMENTS

      LEASES

      The Company leases its office and warehouse facilities and certain vehicles and equipment under various leases accounted for as operating leases. Future minimum lease payments under these leases at December 30, 1995 are as follows:

          YEAR ENDING
           DECEMBER,
             1996                                        $  322,421
             1997                                           329,963
             1998                                           314,243
             1999                                           172,512
             2000                                           172,587
             Thereafter                                     694,822
                                                         ----------

                                                         $2,006,548
                                                         ==========

      Rent expense for the fiscal year ended December 30, 1995 was $478,788 (fiscal 1994 unaudited - $491,516 - and fiscal 1993 unaudited - $416,623).


11.   SUBSEQUENT EVENT

      On March 27, 1996, the stockholders, other than Dreyer's, entered into an agreement to exchange their shares of the Company's common stock for 300,000 shares of Dreyer's common stock, distributed to such stockholders on a basis proportionate to their ownership of the Company's common stock. One of the stockholders received an additional 20,000 shares of Dreyer's common stock as a finder's fee related to the transaction.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
- -------       -----------------------------------------------------------------
23            Consent of Independent Accountants.
