Form 10-Q
period 1996-03-30
DREYERS GRAND ICE CREAM INC
filed 1996-05-14
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---
                         SECURITIES EXCHANGE ACT OF 1934

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

                                                             Shares Outstanding
                                                                 May 10, 1996
                                                             ------------------
                   Common stock, $1.00 par value                  13,336,670

                      DREYER'S GRAND ICE CREAM, INC.

PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                       March 30,      December 30,
($ in thousands, except per share amounts)               1996             1995
                                                      -----------     ------------
                                                      (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                         $  4,761         $  3,051
      Trade accounts receivable, net of
          allowance for doubtful accounts of
          $693 in 1996 and $698 in 1995                   75,683           59,298
      Other accounts receivable                           12,706           19,072
      Inventories                                         41,865           33,201
      Prepaid expenses and other                           9,161           12,487
                                                        --------         --------

      Total current assets                               144,176          127,109

Property, plant and equipment, net                       209,432          182,757
Goodwill and distribution rights, net                     91,384           86,812
Other assets                                              20,410           17,427
                                                        --------         --------

Total assets                                            $465,402         $414,105
                                                        ========         ========

See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               March 30,      December 30,
($ in thousands, except per share amounts)                       1996            1995
                                                              ----------      -----------
                                                              (unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                  $ 62,051        $ 35,514
     Accrued payroll and employee benefits                       13,409          18,634
     Current portion of long-term debt                            8,910           3,600
                                                               --------        --------
     Total current liabilities                                   84,370          57,748

Long-term debt, less current portion                            145,295         134,000
Deferred income taxes                                            32,737          31,712
                                                               --------        --------

Total liabilities                                               262,402         223,460
                                                               --------        --------
Commitments and contingencies

Redeemable convertible Series B preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1996 and 1995              98,488          98,382
                                                               --------        --------
Stockholders' Equity:
     Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1996 and 1995
     Common stock, $1 par value -
          30,000,000 shares authorized; 13,333,000
          shares and 12,929,000 shares issued and
          outstanding in 1996 and 1995, respectively             13,333          12,929
     Capital in excess of par                                    51,581          39,370
     Retained earnings                                           39,598          39,964
                                                               --------        --------

Total stockholders' equity                                      104,512          92,263
                                                               --------        --------

Total liabilities and stockholders' equity                     $465,402        $414,105
                                                               ========        ========

See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                      Thirteen Weeks Ended
                                                --------------------------------
($ in thousands, except per share amounts)      March 30, 1996     April 1, 1995
                                                --------------     -------------
 Revenues:
      Net sales                                    $ 166,970         $ 141,255
      Other income                                       465               239
                                                   ---------         ---------
                                                     167,435           141,494
                                                   ---------         ---------
 Costs and expenses:
      Cost of goods sold                             132,532           112,230
      Selling, general and administrative             30,407            26,491
      Interest, net of interest capitalized            1,713             2,242
                                                   ---------         ---------

                                                     164,652           140,963
                                                   ---------         ---------

 Income before income taxes                            2,783               531


 Income taxes                                         (1,099)             (209)
                                                   ---------         ---------

 Net income                                        $   1,684         $     322


 Accretion of preferred stock to
      redemption value                                  (106)
 Preferred stock dividends                            (1,144)
                                                   ---------         ---------

 Net income applicable to common stock             $     434         $     322
                                                   =========         =========
 Net income per common share                       $     .03         $     .02
                                                   =========         =========
 Dividends per common share                        $     .06         $     .06
                                                   =========         =========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                  Common Stock
                                              ---------------------        Capital in      Retained
(In thousands)                                 Shares       Amount        Excess of Par    Earnings       Total
                                              -------      --------       -------------    --------     --------
Balance at December 31, 1994                   14,064      $14,064          $75,257         $46,600     $135,921
    Net income                                                                                  322          322
    Common stock dividends declared                                                            (818)        (818)
    Repurchases and retirements
         of common stock                         (250)        (250)          (6,403)                      (6,653)
    Employee stock plans                          105          105            1,581                        1,686
                                               ------      -------          -------         -------     --------

Balance at April 1, 1995                       13,919      $13,919          $70,435         $46,104     $130,458
                                               ======      =======          =======         =======     ========

Balance at December 30, 1995                   12,929      $12,929          $39,370         $39,964     $ 92,263
    Net income                                                                                1,684        1,684
    Accretion of preferred stock
         to redemption value                                                                   (106)        (106)
    Preferred stock dividends declared                                                       (1,144)      (1,144)
    Common stock issued in acquisition
         of M-K-D Distributors, Inc.              320          320           10,480                       10,800
    Common stock dividends declared                                                            (800)        (800)
    Repurchases and retirements
         of common stock                           (4)          (4)            (110)                        (114)
    Employee stock plans                           88           88            1,841                        1,929
                                               ------      -------          -------         -------     --------

Balance at March 30, 1996                      13,333      $13,333          $51,581         $39,598     $104,512
                                               ======      =======          =======         =======     ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Thirteen Weeks Ended
                                                                               ------------------------------
($ in thousands)                                                               March 30, 1996   April 1, 1995
                                                                               --------------   -------------
Cash flows from operating activities:
     Net income                                                                   $  1,684         $    322
     Adjustments to reconcile net income to cash provided from operations:
          Depreciation and amortization                                              6,004            4,900
          Deferred income taxes                                                        504              207
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                          (12,177)         (15,693)
                Other accounts receivable                                            1,811           (3,567)
                Inventories                                                         (6,092)          (3,470)
                Prepaid expenses and other                                           3,770            1,880
                Accounts payable and accrued liabilities                            22,135           22,796
                Accrued payroll and employee benefits                               (5,866)          (6,236)
                                                                                  --------         --------
                                                                                    11,773            1,139
                                                                                  --------         --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                  (22,336)          (9,430)
     Retirement of property, plant and equipment                                       111               93
     Increase in goodwill and distribution rights                                     (378)          (1,776)
     Increase in other assets, net                                                  (2,055)            (330)
                                                                                  --------         --------
                                                                                   (24,658)         (11,443)
                                                                                  --------         --------
Cash flows from financing activities:
     Proceeds from long-term debt                                                   26,000           15,500
     Reductions in long-term debt                                                  (11,300)          (3,600)
     Issuance of common stock under employee stock plans                             1,929            1,686
     Repurchases of common stock                                                      (114)          (6,653)
     Cash dividends paid                                                            (1,920)            (862)
                                                                                  --------         --------
                                                                                    14,595            6,071
                                                                                  --------         --------
Increase (decrease) in cash and cash equivalents                                     1,710           (4,233)

Cash and cash equivalents, beginning of period                                       3,051            6,334
                                                                                  --------         --------
Cash and cash equivalents, end of period                                          $  4,761         $  2,101
                                                                                  ========         ========


Supplemental Cash Flow Information -
     Cash paid (refunded) during the period for:
          Interest (net of amounts capitalized)                                   $  2,238         $  2,843
          Income taxes (net of refunds)                                               (138)             106


     Non-cash transaction:
          Acquisition of M-K-D Distributors, Inc.                                   10,800

See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - General:

   Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) is a single segment industry company engaged in the business of manufacturing and distributing premium ice cream and other frozen dairy products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

The consolidated financial statements for the thirteen week periods ended March 30, 1996 and April 1, 1995, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 1995, appearing in the Company's 1995 Annual Report on Form 10-K.

NOTE 2 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 30, 1996 and December 30, 1995 consisted of the following (in thousands):

                                                         March 30,               December 30,
                                                           1996                      1995
                                                         ---------               -----------
                          Raw materials                  $  5,652                  $  3,291
                          Finished goods                   36,213                    29,910
                                                         --------                  --------
                                                         $ 41,865                  $ 33,201
                                                         ========                  ========

NOTE 3 - Net Income Per Common Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period, which were 12,974,000 shares for the quarter ended March 30, 1996 and 13,971,000 shares for the quarter ended April 1, 1995. The potentially dilutive effect of the Company's redeemable convertible Series B preferred stock, convertible subordinated debentures and other common stock equivalents was anti-dilutive for the thirteen week periods ended March 30, 1996 and April 1, 1995. Accordingly, fully diluted net income per share is not presented.

NOTE 4 - Insurance Settlement:

   In March 1996, the Company settled an insurance claim relating to the malfunction of a refrigeration system at one of its plants. The malfunction caused the accidental release of ammonia (refrigerant) into the plant which contaminated the finished goods inventory. In accordance with the settlement, the Company received the value of the finished goods inventory at its normal selling price, plus expenses incurred recovering from the accident. This resulted in a gain of $2,100,000, which was recorded as a reduction in cost of goods sold for the thirteen week period ended March 30, 1996.

NOTE 5 - Purchase of M-K-D Distributors, Inc.:

   On March 27, 1996, the Company acquired the remaining 50.3% of the outstanding common stock of M-K-D Distributors, Inc. (M-K-D) for 320,000 newly issued shares of the Company's common stock having a value of $10,800,000. The acquisition was accounted for as a purchase and the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired of $5,200,000 has been recorded as goodwill and distribution rights. The Company has consolidated the results of operations of M-K-D since the beginning of fiscal 1996. That portion of M-K-D's pre-acquisition earnings before income taxes which was attributable to the former shareholders' interest, approximately $148,000, was recorded as a charge to selling, general and administrative expenses.

NOTE 6 - Lease Transaction:

   On March 29, 1996, the Company entered into a lease transaction involving a large majority of its direct-store-delivery truck fleet. The $26,000,000 proceeds received by the Company from the lease transaction were used to repay a portion of existing bank borrowings and to fund capital expenditures. The four year lease has been classified as a capital lease and is recorded in property, plant and equipment.

NOTE 7 - Accounting for Stock-Based Compensation:

   As of the beginning of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company continues to use the intrinsic value-based method. The adoption of this standard did not have any effect on the Company's Consolidated Financial Statements. The Company will disclose the pro-forma effect on net income of using the fair-value based method of accounting in the 1996 Annual Report to Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

                                             Percentage of Net Sales                       Period-to-Period
                                          -----------------------------
                                               Thirteen Weeks Ended                       Increase (Decrease)
                                          -----------------------------                  --------------------
                                          March 30,            April 1,                   Thirteen Weeks 1996
                                            1996                 1995                      Compared to 1995
                                          ---------            --------                  --------------------
Revenues:
   Net sales                                100.0%              100.0%                            18.2%
   Other income                               0.3                 0.2                             94.6
                                            -----               -----

Total revenue                               100.3               100.2                             18.3
                                            -----               -----

Costs and expenses:
   Cost of goods sold                        79.4                79.4                             18.1
   Selling, general and administrative       18.2                18.8                             14.8
   Interest, net of interest capitalized      1.0                 1.6                            (23.6)
                                            -----               -----

Total costs and expenses                     98.6                99.8                             16.8
                                            -----               -----

Income before income taxes                    1.7                 0.4                            424.1

Income taxes                                  0.7                 0.2                            425.8
                                            -----               -----

Net income                                    1.0                 0.2                            423.0
                                            -----               -----

Accretion of preferred stock
   to redemption value                        0.1                                                   NM

Preferred stock dividends                     0.6                                                   NM
                                            -----               -----

Net income applicable to
   common stock                               0.3                 0.2                             34.8
                                            =====               =====

RESULTS OF OPERATIONS


Thirteen Weeks ended March 30, 1996 Compared with Thirteen Weeks Ended April 1, 1995

   The Company embarked on a five year plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. This plan includes three primary strategies: 1) a quadrupling of advertising and consumer promotion spending, 2) rapid expansion and development of the Company's direct-store-delivery system, and 3) introduction of innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan. As originally announced, the Company anticipated that the cost of implementing the Strategic Plan would materially reduce earnings during 1994 and 1995.

Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from 1993 levels to approximately $40,000,000 in 1994 and 1995, and plans to spend approximately $40,000,000 annually on these marketing activities from 1996 through 1998. Since the inception of the Strategic Plan, the Company expanded its direct-store-delivery system into 34 new markets and the Company's products are presently available to grocery stores serving approximately 85% of the consumers in the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States. The Company anticipates an improvement in earnings during 1996, and that the earnings benefits expected under the Strategic Plan will be achieved in 1997 and future years. However, no assurance can be given that the Company's expectations relative to future market share and earnings benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs, and efficiencies achieved in manufacturing and distribution operations.

Consolidated net sales for the first quarter of 1996 increased by $25,715,000, or 18%, to $166,970,000 from $141,255,000 for the same period last year. Of the increase, $11,066,000, or 43%, was accounted for by additional sales recorded by the Company as a result of the consolidation of M-K-D Distributors, Inc.
(M-K-D) (See Note 5 of the Notes to Consolidated Financial Statements). Sales of the Company's branded products were 9%, or $8,263,000, higher than the comparable quarter in 1995 and accounted for 32% of the overall increase. The increase of the Company's branded products related primarily to higher unit sales in all markets due in part to the continued higher advertising and consumer promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Fat Free Ice Cream and Grand Ice Cream. Sales of branded products purchased from other manufacturers (partner brands) increased 14% led by Ben & Jerry's Homemade(R) superpremium products and frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 34% of consolidated net sales compared with 35% in the first quarter of 1995. The effect of price increases for the Company's brands and partner brands was not significant.

Cost of goods sold increased $20,302,000, or 18%, over the first quarter of 1995, while the overall gross margin remained consistent at 20.6%. During the first quarter of 1996 the Company recorded an insurance gain of $2,100,000 as a reduction in costs of goods sold. (See Note 4 of the Notes to the Consolidated Financial Statements). The resulting lower margin when this gain is excluded was caused by lower partner brand manufacturing income.

Selling, general and administrative expenses in the first quarter of 1996 were $3,916,000, or 15%, higher than in the same period of 1995. This increase related primarily to the consolidation of M-K-D (See Note 5 of the Notes to the Consolidated Financial Statements).

Income taxes increased $890,000, due to a higher pre-tax income. The effective tax rate remained consistent at 39.5% for the first quarter of 1996 compared to 39.4% for the first quarter of 1995.

 LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 30, 1996 decreased $9,555,000 from year-end 1995 due primarily to the seasonal increase in accounts payable and accrued liabilities partially offset by an increase in trade accounts receivable. Cash was provided primarily from the $26,000,000 proceeds from the lease transaction. This source was used to fund the $22,336,000 increase in property, plant and equipment (See Note 6 of the Notes to the Consolidated Financial Statements).

The Company is continuing negotiations on an agreement for the private placement of $50,000,000 of senior notes.

At March 30, 1996, the Company had $4,761,000 in cash and cash equivalents, and an unused credit line of $71,000,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

 PART II:  OTHER INFORMATION

ITEM    6.  EXHIBITS AND REPORTS ON FORM 8-K

        a. No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

        b.  Exhibits

Exhibit No.                           Description
- -----------                           -----------

10.1 First Amendment to Credit Agreement dated April 15, 1996 among Dreyer's Grand Ice Cream, Inc., Bank of America, NT & SA (as Agent and as a Bank), ABN AMRO Bank, NV (as Co-Agent and as a Bank), Credit Suisse and Union Bank of California, NA.

10.2 Participation Agreement dated March 29, 1996 among Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing & Capital Corporation (as Agent and as a Participant), ABN AMRO Bank, NV and Credit Suisse.

11          Computation of Net Income Per Common Share.

27          Financial Data Schedule.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DREYER'S GRAND ICE CREAM, INC.





Dated:  May 14, 1996             By: /s/ William F. Cronk, III
                                     -------------------------------------------
                                     William F. Cronk, III
                                     President

                                 EXHIBIT INDEX


Exhibit No.                           Description
- -----------                           -----------

10.1 First Amendment to Credit Agreement dated April 15, 1996 among Dreyer's Grand Ice Cream, Inc., Bank of America, NT & SA (as Agent and as a Bank), ABN AMRO Bank, NV (as Co-Agent and as a Bank), Credit Suisse and Union Bank of California, NA.

10.2 Participation Agreement dated March 29, 1996 among Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing & Capital Corporation (as Agent and as a Participant), ABN AMRO Bank, NV and Credit Suisse.

11          Computation of Net Income Per Common Share.

27          Financial Data Schedule.