Form 10-Q
period 1996-06-29
DREYERS GRAND ICE CREAM INC
filed 1996-08-13
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                       OR

- -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes X        No
                                    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
                                                      August 9, 1996
                                                    ------------------

       Common stock, $1.00 par value                    13,337,681

                         DREYER'S GRAND ICE CREAM, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                         June 29,                  December 30,
($ in thousands, except per share amounts)                 1996                        1995
                                                           ----                        ----
                                                        (unaudited)

Assets
Current Assets:
      Cash and cash equivalents                          $  2,886                     $  3,051
      Trade accounts receivable, net of
          allowance for doubtful accounts of
          $723 in 1996 and $698 in 1995                    96,515                       59,298
      Other accounts receivable                            15,003                       19,072
      Inventories                                          47,005                       33,201
      Prepaid expenses and other                            9,086                       12,487
                                                         --------                     --------

      Total current assets                                170,495                      127,109

Property, plant and equipment, net                        215,889                      182,757
Goodwill and distribution rights, net                      91,365                       86,812
Other assets                                               20,627                       17,427
                                                         --------                     --------

Total assets                                             $498,376                     $414,105
                                                         ========                     ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            June 29,      December 30,
($ in thousands, except per share amounts)                                    1996           1995
                                                                              ----           ----
                                                                           (unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                               $ 58,579       $ 35,514
     Accrued payroll and employee benefits                                    14,428         18,634
     Current portion of long-term debt                                         8,512          3,600
                                                                            --------       --------

     Total current liabilities                                                81,519         57,748

Long-term debt, less current portion                                         176,521        134,000
Deferred income taxes                                                         34,138         31,712
                                                                            --------       --------

Total liabilities                                                            292,178        223,460
                                                                            --------       --------

Commitments and contingencies

Redeemable convertible Series B preferred stock, $1 par value -
     1,008,000 shares authorized; 1,008,000 shares
     issued and outstanding in 1996 and 1995                                  98,594         98,382
                                                                             --------       --------

Stockholders' Equity:
     Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1996 and 1995
     Common stock, $1 par value -
          30,000,000 shares authorized; 13,338,000
          shares and 12,929,000 shares issued and
          outstanding in 1996 and 1995, respectively                          13,338         12,929
     Capital in excess of par                                                 51,697         39,370
     Retained earnings                                                        42,569         39,964
                                                                             -------       --------

Total stockholders' equity                                                   107,604         92,263
                                                                            --------       --------

Total liabilities and stockholders' equity                                  $498,376       $414,105
                                                                            ========       ========

See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                          Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                              ---------------------------------------       --------------------------------
($ in thousands, except per share amounts)    June 29, 1996              July 1, 1995       June 29, 1996       July 1, 1995
                                              -------------              ------------       -------------       ------------

Revenues:
   Net sales                                    $211,568                    $188,083            $378,538            $329,338
   Other income                                      675                         673               1,140                 913
                                                --------                    --------            --------            --------
                                                 212,243                     188,756             379,678             330,251

Costs and expenses:
   Cost of goods sold                            162,286                     145,038             294,818             257,269
   Selling, general and administrative            39,589                      34,687              69,996              61,177
   Interest, net of interest capitalized           2,268                       2,995               3,981               5,238
                                                --------                    --------            --------            --------
                                                 204,143                     182,720             368,795             323,684
                                                --------                    --------            --------            --------

Income before income taxes                         8,100                       6,036              10,883               6,567

Income taxes                                       3,080                       2,372               4,179               2,581
                                                --------                    --------            --------            --------

Net income                                         5,020                       3,664               6,704               3,986

Accretion of preferred stock to
   redemption value                                  106                                             212
Preferred stock dividends                          1,143                                           2,287
                                                --------                    --------            --------            --------

Net income applicable to common stock           $  3,771                    $  3,664            $  4,205            $  3,986
                                                ========                    ========            ========            ========

Net income per common share                     $    .28                    $    .27            $    .32            $    .29
                                                ========                    ========            ========            ========

Dividends per common share                      $    .06                    $    .06            $    .12            $    .12
                                                ========                    ========            ========            ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                       Common Stock
                                                    --------------------          Capital in     Retained
(In thousands)                                      Shares         Amount       Excess of Par    Earnings          Total
                                                    ------         ------       -------------    --------          -----

Balance at December 31, 1994                       14,064         $14,064        $ 75,257         $46,600        $135,921
         Net income                                                                                 3,986           3,986
         Common stock dividends declared                                                           (1,590)         (1,590)
         Repurchases and retirements
             of common stock                       (1,317)         (1,317)        (39,129)                        (40,446)
         Employee stock plans                         111             111           1,659                           1,770
                                                   ------         -------        --------         -------        --------

Balance at July 1, 1995                            12,858         $12,858        $ 37,787         $48,996        $ 99,641
                                                   ======         =======        ========         =======        ========

Balance at December 30, 1995                       12,929         $12,929        $ 39,370         $39,964        $ 92,263
         Net income                                                                                 6,704           6,704
         Accretion of preferred stock
             to redemption value                                                                     (212)           (212)
         Preferred stock dividends declared                                                        (2,287)         (2,287)
         Common stock issued in acquisition
             of M-K-D Distributors, Inc.              320             320          10,480                          10,800
         Common stock dividends declared                                                           (1,600)         (1,600)
         Repurchases and retirements
             of common stock                           (4)             (4)           (110)                           (114)
         Employee stock plans                          93              93           1,957                           2,050
                                                   ------         -------        --------         -------        --------

Balance at June 29, 1996                           13,338         $13,338        $ 51,697         $42,569        $107,604
                                                   ======         =======        ========         =======        ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Twenty-Six Weeks Ended
                                                                         -------------------------------
($ in thousands)                                                         June 29, 1996      July 1, 1995
                                                                         -------------      ------------

Cash flows from operating activities:
     Net income                                                             $  6,704        $  3,986
     Adjustments to reconcile net income to cash used in operations:
          Depreciation and amortization                                       13,231           9,863
          Deferred income taxes                                                1,905             924
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                    (31,126)        (41,326)
                Other accounts receivable                                       (556)         (8,384)
                Inventories                                                  (11,634)         (9,049)
                Prepaid expenses and other                                     3,845           3,304
                Accounts payable and accrued liabilities                      17,519          34,465
                Accrued payroll and employee benefits                         (4,847)         (1,761)
                                                                            --------        --------
                                                                              (4,959)         (7,978)
                                                                            --------        --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                            (36,367)        (21,882)
     Retirement of property, plant and equipment                               1,513             232
     Increase in goodwill and distribution rights                               (751)         (1,843)
     Increase in other assets                                                 (4,346)           (645)
                                                                            --------        --------
                                                                             (39,951)        (24,138)
                                                                            --------        --------

Cash flows from financing activities:
     Proceeds from long-term debt                                             76,000          73,000
     Reductions in long-term debt                                            (30,472)         (3,600)
     Issuance of common stock under employee stock plans                       2,050           1,770
     Repurchases of common stock                                                (114)        (40,446)
     Cash dividends paid                                                      (2,719)         (1,680)
                                                                            --------        --------
                                                                              44,745          29,044
                                                                            --------        --------

Decrease in cash and cash equivalents                                           (165)         (3,072)

Cash and cash equivalents, beginning of period                                 3,051           6,334
                                                                            --------        --------

Cash and cash equivalents, end of period                                    $  2,886        $  3,262
                                                                            ========        ========

Supplemental Cash Flow Information -
     Cash paid (refunded) during the period for:
           Interest (net of amounts capitalized)                            $  3,769        $  5,340
           Income taxes (net of refunds)                                         (23)            421

     Non-cash transaction:
           Acquisition of M-K-D Distributors, Inc.                            10,800


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

The consolidated financial statements for the thirteen and twenty-six week periods ended June 29, 1996 and July 1, 1995, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, that management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 1995, appearing in the Company's 1995 Annual Report on Form 10-K.

NOTE 2 - Inventories:

       Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 29, 1996 and December 30, 1995 consisted of the following (in thousands):

                                          June 29,                December 30,
                                            1996                      1995
                                          --------                ------------

               Raw materials              $ 6,362                   $ 3,291
               Finished goods              40,643                    29,910
                                          -------                   -------

                                          $47,005                   $33,201
                                          =======                   =======



NOTE 3 - Net Income Per Share:

       Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 13,335,000 and 13,155,000 shares for the thirteen weeks and twenty-six weeks ended June 29, 1996 and 13,387,000 and 13,679,000 shares for the thirteen weeks and twenty-six weeks ended July 1, 1995. The potentially dilutive effect of the Company's redeemable convertible Series B preferred stock, convertible subordinated debentures and other common stock equivalents was anti-dilutive for the thirteen and twenty-six week periods ended June 29, 1996 and July 1, 1995. Accordingly, fully diluted net income per share is not presented.

NOTE 4 -Insurance Settlement:

       In March 1996, the Company settled an insurance claim relating to the malfunction of a refrigeration system at one of its plants. The malfunction caused the accidental release of ammonia (refrigerant) into the plant which contaminated the finished goods inventory. In accordance with the settlement, the Company received the value of the finished goods inventory at its normal selling price, plus expenses incurred recovering from the accident. This resulted in a gain of $2,100,000, which was recorded as a reduction in cost of goods sold during the first quarter of 1996.

NOTE 5 - Purchase of M-K-D Distributors Inc.:

       On March 27, 1996, the Company acquired the remaining 50.3% of the outstanding common stock of M-K-D Distributors, Inc. (M-K-D) for 320,000 newly issued shares of the Company's common stock having a value of $10,800,000. The acquisition was accounted for as a purchase and the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired of $5,400,000 has been recorded as goodwill and distribution rights. The Company has consolidated the results of operations of M-K-D since the beginning of fiscal 1996. That portion of M-K-D's pre-acquisition earnings before income taxes which was attributable to the former shareholders' interest, approximately $148,000, was recorded as a charge to selling, general and administrative expenses.

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

NOTE 7 - Senior Notes:

       On June 6, 1996, the Company completed a private placement of $50,000,000 of senior notes, due 2002 through 2006. Proceeds from the senior notes were used to repay a portion of existing bank borrowings and to fund capital expenditures. Interest on the notes is payable semi-annually.

NOTE 8 - Accounting for Stock-Based Compensation:

       As of the beginning of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company continues to use the intrinsic value-based method. The adoption of this standard did not have any effect on the Company's Consolidated Financial Statements. The Company will disclose the pro-forma effect on net income of using the fair value-based method of accounting in the 1996 Annual Report to Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:


                                                                Percentage of Net Sales                  Period-to-Period
                                                                -----------------------                 Increase (Decrease)
                                                                                                        -------------------
                                                                                                      Thirteen    Twenty-Six
                                                 Thirteen Weeks Ended    Twenty-Six Weeks Ended         Weeks        Weeks
                                                 --------------------    ----------------------          1996         1996
                                                  June 29,     July 1,     June 29,     July 1,       Compared     Compared
                                                    1996        1995         1996        1995         to  1995     to  1995
                                                    ----        ----         ----        ----         --------     --------


Revenues:
     Net sales                                     100.0%       100.0%       100.0%       100.0%       12.5%        14.9%
     Other income                                    0.3          0.4          0.3          0.3         0.3         24.9
                                                   -----        -----        -----        -----

Total revenues                                     100.3        100.4        100.3        100.3        12.4         15.0
                                                   -----        -----        -----        -----

Costs and expenses:
     Costs of goods sold                            76.7         77.1         77.9         78.1        11.9         14.6
     Selling, general and administrative            18.7         18.5         18.5         18.6        14.1         14.4
     Interest, net of interest capitalized           1.1          1.6          1.0          1.6       (24.3)       (24.0)
                                                   -----        -----        -----        -----

Total costs and expenses                            96.5         97.2         97.4         98.3        11.7         13.9
                                                   -----        -----        -----        -----

Income before income taxes                           3.8          3.2          2.9          2.0        34.2         65.7
                                                   -----        -----        -----        -----

Income taxes                                         1.4          1.3          1.1          0.8        29.8         61.9
                                                   -----        -----        -----        -----

Net income                                           2.4          1.9          1.8          1.2        37.0         68.2

Accretion of preferred stock
   to redemption value                               0.1                       0.1                       NM           NM

Preferred stock dividends                            0.5                       0.6                       NM           NM
                                                   -----        -----        -----        -----

Net income applicable to
   common stock                                      1.8          1.9          1.1          1.2         2.9          5.5
                                                   =====        =====        =====        =====

RESULTS OF OPERATIONS

The Strategic Plan

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

Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from 1993 levels to approximately $40,000,000 in 1994 and 1995, and plans to continue this level of marketing spending during a period of increasing sales. Since the inception of the Strategic Plan, the Company expanded its direct-store-delivery system into 34 new markets and the Company's products are presently available to grocery stores serving approximately 85% of the consumers in the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States. The Company anticipates an improvement in earnings during 1996, and that the earnings benefits expected under the Strategic Plan will be achieved in 1997 and future years. However, no assurance can be given that the Company's expectations relative to future market share and earnings benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs, and efficiencies achieved in manufacturing and distribution operations.

Thirteen Weeks ended June 29, 1996 Compared with Thirteen Weeks ended July 1,
1995

Consolidated net sales for the second quarter of 1996 increased 12% to $211,568,000 compared with $188,083,000 for the same period last year. Sales of the Company's branded products increased 6%. The increase in sales was led by the recently introduced Starbucks(R) Ice Cream (developed in a joint venture with the Starbucks Coffee Company), Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. The increase was offset in part by a decrease in frozen yogurt sales, which reflects an industry-wide trend of lower sales. Sales of products purchased from other manufacturers (partner brands) increased 23%, led by Ben & Jerry's Homemade(R) superpremium products and frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 39% of consolidated net sales as compared with 36% in the second quarter of 1995. The increase in partner brand sales was primarily a result of the consolidation of M-K-D Distributors Inc. (M-K-D). (See Note 5 of Notes to Consolidated Financial Statements). The effect of price increases for Company and partner brands was not significant.

Cost of goods sold increased $17,248,000, or 12%, over the second quarter of 1996, while the overall gross margin increased slightly from 22.9% in the second quarter of 1995 to 23.3% in the second quarter of 1996. The increase in gross margin was largely due to a decrease in distribution expenses relative to sales, partially offset by an increase in dairy raw materials costs and expenses associated with the Company's recently acquired Houston, Texas manufacturing facility. The increase in dairy raw materials costs and the expenses associated with the Houston facility are expected to negatively impact gross profit margins for the remainder of 1996.

Selling, general and administrative expenses in the second quarter of 1996 were $4,902,000, or 14%, higher than in the same period of 1995. This increase related primarily to the consolidation of M-K-D. (See Note 5 of Notes to Consolidated Financial Statements). Selling, general and administrative expenses remained relatively consistent as a percentage of net sales at 18.7% for the second quarter of 1996 compared with 18.4% for the same period in 1995.

Interest expense decreased $727,000, or 24%, over the second quarter of 1995, due primarily to the effect of the conversion of convertible subordinated debentures into redeemable convertible Series B preferred stock in the third quarter of 1995, offset in part by interest associated with higher borrowings under the line of credit and the lease transaction. (See Note 6 of Notes to Consolidated Financial Statements).

Income taxes increased $708,000, reflecting a higher pre-tax income, while the effective tax rate decreased from 39.3% for the second quarter of 1995 to 38.0% for the second quarter of 1996.

Twenty-six Weeks ended June 29, 1996 Compared with Twenty-six Weeks ended July 1, 1995

       Consolidated net sales for the twenty-six weeks ended June 29, 1996 increased 15% to $378,538,000 compared with $329,338,000 for the same period last year. Sales of the Company's branded products increased 9%. The products that led this increase were Dreyer's and Edy's Fat Free Ice Cream and Dreyer's and Edy's Grand Ice Cream. The increase was offset in part by a decrease in frozen yogurt sales, which reflects an industry-wide trend of lower sales. Sales of partner brands increased 26%, led by Ben and Jerry's Homemade(R) superpremium products, frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 39% of consolidated net sales as compared with 36% in the same period last year. The increase in partner brand sales was primarily a result of the consolidation of M-K-D. (See Note 5 of Notes to Consolidated Financial Statements). The effect of price increases for Company and partner brands was not significant.

Cost of goods sold increased $37,549,000, or 15%, as compared with 1995, while the overall gross margin increased slightly from 21.9% to 22.1% in 1996. During the first quarter of 1996 the Company recorded an insurance gain of $2,100,000 as a reduction in costs of goods sold. (See Note 4 of Notes to Consolidated Financial Statements). The resulting margin when the gain is excluded is relatively consistent with the same period in 1995 due to a decrease in distribution expenses relative to sales, offset by an increase in dairy raw materials costs and expenses associated with the Company's recently acquired Houston, Texas manufacturing facility.

Selling, general and administrative expenses in the first two quarters of 1995 increased $8,819,000 or 14% as compared to the same period in 1995. This increase related primarily to the consolidation of M-K-D. (See Note 5 of Notes to Consolidated Financial Statements). Selling, general and administrative expenses remained consistent as a percentage of net sales at 18.5 % for the second quarter of 1996 compared to 18.6% for the same period in 1995.

Interest expense in the first two quarters of 1996 was $1,257,000, or 24%, lower than in the same period in the prior year due primarily to the effect of the conversion of the convertible subordinated debentures into redeemable convertible Series B preferred stock in the third quarter of 1995.

Income taxes increased $1,598,000 reflecting a higher pre-tax income, while the effective tax rate decreased from 39.3% for the first two quarters of 1995 to 38.4% for the first two quarters of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at June 29, 1996 increased $19,615,000 from year-end 1995 due primarily to the seasonal increase in trade accounts receivable and inventories partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from the completion of the $26,000,000 lease transaction and the issuance of $50,000,000 of senior notes. (See Notes 6 & 7 of Notes to Consolidated Financial Statements). These sources were used to fund the $36,367,000 increase in property, plant and equipment and reduce the Company's long term line of credit by $30,472,000.

At June 29, 1996, the Company had $2,886,000 in cash and cash equivalents, and $88,400,000 available under its credit line. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 1, 1996, the Company held its 1996 Annual Meeting of Stockholders. A total of 11,546,379 shares (72.567%) of the outstanding shares were represented at the meeting either in person or by proxy, including the shares of common stock into which the outstanding shares of Series B Convertible Preferred Stock were convertible on the record date for the meeting. Matters submitted to a vote of security holders at the meeting were as follows:

       a. Election of three Class II directors to hold office until the 1999 Annual Meeting of Stockholders or until their successors are elected and qualified; and

       b. Approving the amendment to the Company's Stock Option Plan (1993) to increase the number of shares reserved for issuance thereunder from 1,200,000 to 2,200,000; and

       c. Approving the appointment of Price Waterhouse LLP as independent public accountants for the fiscal year 1996 and thereafter until a successor is appointed.

       At the Annual Meeting, Timm F. Crull, Jerome L. Katz and Edmund R. Manwell were elected as directors of Class II of the Company's Board of Directors. T. Gary Rogers and William F. Cronk, III and Anthony J. Martino continue to hold office as directors of Class III of the Board of Directors until the 1997 Annual Meeting. Merril M. Halpern, John W. Larson and Jack O. Peiffer continue to hold office as directors of Class I of the Board of Directors until the 1998 Annual Meeting.

       The amendment to the Company's Stock Option Plan to increase the number of shares reserved for issuance to 2,200,000 was approved. The number of affirmative votes cast was 11,522,748. The number of negative votes cast was 19,787.

       Price Waterhouse LLP was approved as the Company's independent public accountants for the fiscal year 1996. The number of affirmative votes cast was 11,522,748. The number of negative votes cast was 19,787.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1996.

       b.  Exhibits

Exhibit No.             Description

10.1       $15,000,000 7.86% Series A Senior Notes Due 2002, $15,000,000 8.06%
           Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer's Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company.

11         Computation of Net Income Per Common Share.

27         Financial Data Schedule.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DREYER'S GRAND ICE CREAM, INC.

Dated:  August 12, 1996         By:/s/ Paul R. Woodland
                                   -------------------------------------
                                   Paul R. Woodland
                                   Vice President - Finance and Administration
                                   and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description

10.1       $15,000,000 7.86% Series A Senior Notes Due 2002, $15,000,000 8.06%
           Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer's Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company.

11         Computation of Net Income Per Common Share.

27         Financial Data Schedule.