Form 10-Q
period 1996-11-01
DREYERS GRAND ICE CREAM INC
filed 1996-11-12
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                       OR

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

                                           Shares Outstanding
                                            November 8, 1996
                                            ----------------

        Common stock, $1.00 par value          13,340,885

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET




                                                September 28,   December 30,
($ in thousands, except per share amounts)          1996            1995
                                                -------------   ------------
                                                 (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                    $  2,495       $  3,051
      Trade accounts receivable, net of
          allowance for doubtful accounts of
          $764 in 1996 and $698 in 1995              91,983         59,298
      Other accounts receivable                      15,725         19,072
      Inventories                                    45,751         33,201
      Prepaid expenses and other                      7,892         12,487
                                                   --------       --------

      Total current assets                          163,846        127,109

Property, plant and equipment, net                  223,440        182,757
Goodwill and distribution rights, net                90,783         86,812
Other assets                                         19,624         17,427
                                                   --------       --------

Total assets                                       $497,693       $414,105
                                                   ========       ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                 September 28,    December 30,
($ in thousands, except per share amounts)                                           1996            1995
                                                                                  -----------     -----------
                                                                                  (unaudited)
   Liabilities and Stockholders' Equity
   Current Liabilities:
        Accounts payable and accrued liabilities                                   $ 60,678       $ 35,514
        Accrued payroll and employee benefits                                        13,981         18,634
        Current portion of long-term debt                                             8,512          3,600
                                                                                   --------       --------

        Total current liabilities                                                    83,171         57,748

   Long-term debt, less current portion                                             171,799        134,000
   Deferred income taxes                                                             35,075         31,712
                                                                                   --------       --------

   Total liabilities                                                                290,045        223,460
                                                                                   --------       --------

   Commitments and contingencies

   Redeemable convertible Series B preferred stock, $1 par value - 1,008,000 shares authorized; 1,008,000 shares
     issued and outstanding in 1996 and 1995                                         98,700         98,382
                                                                                   --------       --------
   Stockholders' Equity:
        Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1996 and 1995
        Common stock, $1 par value - 30,000,000 shares authorized; 13,341,000 shares and 12,929,000 shares issued and
          outstanding in 1996 and 1995, respectively                                 13,341         12,929
        Capital in excess of par                                                     51,783         39,370
        Retained earnings                                                            43,824         39,964
                                                                                   --------       --------

   Total stockholders' equity                                                       108,948         92,263
                                                                                   --------       --------

   Total liabilities and stockholders' equity                                      $497,693       $414,105
                                                                                   ========       ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                --------------------          -----------------------
($ in thousands, except per share amounts) Sept. 28, 1996  Sept. 30, 1995  Sept. 28, 1996  Sept. 30, 1995
                                           --------------  --------------  --------------  ---------------
Revenues:
   Net sales                                   $234,644       $205,226       $613,182       $534,564
   Other income                                      63            789          1,203          1,702
                                               --------       --------       --------       --------
                                                234,707        206,015        614,385        536,266
Costs and expenses:
   Cost of goods sold                           180,228        154,773        475,046        412,042
   Selling, general and administrative           46,178         45,914        116,174        107,091
   Interest, net of interest capitalized          2,936          2,768          6,917          8,006
                                               --------       --------       --------       --------

                                                229,342        203,455        598,137        527,139
                                               --------       --------       --------       --------

Income before income taxes                        5,365          2,560         16,248          9,127

Income taxes                                      2,060          1,006          6,239          3,587
                                               --------       --------       --------       --------

Net income                                        3,305          1,554         10,009          5,540

Accretion of preferred stock to
    redemption value                                106                           318
Preferred stock dividends                         1,144            661          3,431            661
                                               --------       --------       --------       --------

Net income applicable to common stock          $  2,055       $    893       $  6,260       $  4,879
                                               ========       ========       ========       ========

Net income per common share                    $    .15       $    .07       $    .47       $   . 36
                                               ========       ========       ========       ========

Dividends per common share                     $    .06       $    .06       $    .18       $    .18
                                               ========       ========       ========       ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)




                                                            Common Stock
                                                            ------------            Capital in         Retained
(In thousands)                                           Shares       Amount       Excess of Par       Earnings      Total
                                                         ------       ------       -------------       --------      -----
Balance at December 31, 1994                             14,064      $14,064          $75,257          $46,600      $135,921
      Net income                                                                                         5,540         5,540
      Preferred stock dividends declared                                                                (2,364)       (2,364)
      Common stock dividends declared                                                                     (661)         (661)
      Repurchases and retirements
         of common stock                                 (1,319)      (1,319)         (39,201)                       (40,520)
      Employee stock plans                                  155          155            2,579                          2,734
                                                        -------      -------          -------          -------      --------

Balance at September 30, 1995                            12,900      $12,900          $38,635          $49,115      $100,650
                                                        =======      =======          =======          =======      ========


Balance at December 30, 1995                             12,929      $12,929          $39,370          $39,964      $ 92,263
      Net income                                                                                        10,009        10,009
      Accretion of preferred stock
         to redemption value                                                                              (318)         (318)
      Preferred stock dividends declared                                                                (3,431)       (3,431)
      Common stock issued in acquisition
          of M-K-D Distributors, Inc.                       320          320           10,480                         10,800
      Common stock dividends declared                                                                   (2,400)       (2,400)
      Repurchases and retirements
         of common stock                                     (6)          (6)            (157)                          (163)
      Employee stock plans                                   98           98            2,090                          2,188
                                                        -------      -------          -------          -------     ---------

Balance at September 28, 1996                            13,341      $13,341          $51,783          $43,824      $108,948
                                                        =======      =======          =======          =======      ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                             Thirty-Nine Weeks Ended
                                                                             -----------------------
($ in thousands)                                                         Sept. 28, 1996  Sept. 30, 1995
                                                                         --------------  --------------
Cash flows from operating activities:
     Net income                                                             $ 10,009        $  5,540
     Adjustments to reconcile net income to cash from operations:
          Depreciation and amortization                                       20,314          14,950
          Deferred income taxes                                                2,842           1,392
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                    (26,594)        (39,770)
                Other accounts receivable                                     (1,278)         (6,547)
                Inventories                                                  (10,380)         (7,899)
                Prepaid expenses and other                                     5,039           5,310
                Accounts payable and accrued liabilities                      18,842           7,753
                Accrued payroll and employee benefits                         (5,294)         (1,405)
                                                                            --------        --------
                                                                              13,500         (20,676)
                                                                            --------        --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                            (50,289)        (29,941)
     Retirement of property, plant and equipment                               1,856             395
     Increase in goodwill and distribution rights                               (968)         (1,959)
     Increase in other assets                                                 (3,599)         (1,096)
                                                                            --------        --------
                                                                             (53,000)        (32,601)
                                                                            --------        --------
Cash flows from financing activities:
     Proceeds from long-term debt                                             76,000          94,800
     Reductions in long-term debt                                            (35,194)         (4,500)
     Issuance of common stock under employee stock plans                       2,188           2,734
     Repurchases of common stock                                                (163)        (40,520)
     Cash dividends paid                                                      (3,887)         (3,113)
                                                                            --------        --------
                                                                              38,944          49,401
                                                                            --------        --------

Decrease in cash and cash equivalents                                           (556)         (3,876)

Cash and cash equivalents, beginning of period                                 3,051           6,334
                                                                            --------        --------

Cash and cash equivalents, end of period                                    $  2,495        $  2,458
                                                                            ========        ========
Supplemental Cash Flow Information -
     Cash paid (refunded) during the period for:
           Interest (net of amounts capitalized)                            $  5,901        $  8,549
           Income taxes (net of refunds)                                         102           2,137

     Non-cash transaction:
           Acquisition of M-K-D Distributors, Inc.                            10,800



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

The consolidated financial statements for the thirteen and thirty-nine week periods ended September 28, 1996 and September 30, 1995, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, that management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 1995, appearing in the Company's 1995 Annual Report on Form 10-K.

NOTE 2 - Inventories:

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 28, 1996 and December 30, 1995 consisted of the following (in thousands):

                                 September 28,      December 30,
                                     1996              1995
                                 -------------      ------------
           Raw materials           $ 6,630            $ 3,291
           Finished goods           39,121             29,910
                                   -------            -------

                                   $45,751            $33,201
                                   =======            =======

NOTE 3 - Net Income Per Share:

    Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period which were 13,340,000 and 13,216,000 shares for the thirteen weeks and thirty-nine weeks ended September 28, 1996 and 12,873,000 and 13,410,000 shares for the thirteen weeks and thirty-nine weeks ended September 30, 1995. The potentially dilutive effect of the Company's redeemable convertible Series B preferred stock and other common stock equivalents was anti-dilutive for the thirteen and thirty-nine week periods ended September 28, 1996 and September 30, 1995. Accordingly, fully diluted net income per share is not presented.

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

NOTE 5 - Purchase of M-K-D Distributors Inc.:

    On March 27, 1996, the Company acquired the remaining 50.3% of the outstanding common stock of M-K-D Distributors, Inc. (M-K-D) for 320,000 newly issued shares of the Company's common stock having a value of $10,800,000. The acquisition was accounted for as a purchase and the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired of $5,865,000 has been recorded as goodwill and distribution rights. The Company has consolidated the results of operations of M-K-D since the beginning of fiscal 1996. That portion of M-K-D's pre-acquisition earnings before income taxes which was attributable to the former shareholders' interest, approximately $148,000, was recorded as a charge to selling, general and administrative expenses.

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

NOTE 9 - Preoperating costs:

    During the thirty-nine week period ended September 28, 1996, the Company capitalized $2,560,000 of preoperating costs associated with the start-up of its Houston, Texas manufacturing facility. These costs will be amortized on a straight line basis over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:


                                                             Percentage of Net Sales                       Period-to-Period
                                                             -----------------------                      Increase (Decrease)
                                                                                                          -------------------
                                                                                                        Thirteen    Thirty-Nine
                                                 Thirteen Weeks Ended       Thirty-Nine Weeks Ended       Weeks        Weeks
                                                 --------------------       -----------------------       1996         1996
                                                Sept. 28,     Sept. 30,     Sept. 28,    Sept. 30,      Compared     Compared
                                                  1996          1995          1996         1995         to  1995     to  1995
Revenues:                                       -----------------------     ----------------------      ---------------------
     Net sales                                     100.0%       100.0%       100.0%       100.0%         14.3%         14.7%
     Other income                                    0.0          0.4          0.2          0.3         (92.0)        (29.3)
                                                   -----        -----         -----       -----

Total revenues                                     100.0        100.4        100.2        100.3          13.9          14.6
                                                   -----        -----        -----        -----

Costs and expenses:
     Cost of goods sold                             76.8         75.4         77.5         77.1          16.4          15.3
     Selling, general and administrative            19.7         22.4         19.0         20.0           0.6           8.5
     Interest, net of interest capitalized           1.2          1.3          1.1          1.5           6.1         (13.6)
                                                   -----        -----        -----        -----

Total costs and expenses                            97.7         99.1         97.6         98.6          12.7          13.5
                                                   -----        -----        -----        -----

Income before income taxes                           2.3          1.3          2.6          1.7         109.6          78.0
                                                   -----        -----        -----        -----

Income taxes                                         0.9          0.5          1.0          0.7         104.8          73.9
                                                   -----        -----        -----        -----

Net income                                           1.4          0.8          1.6          1.0         112.7          80.7

Accretion of preferred stock
   to redemption value                               0.0                       0.0                         NM            NM

Preferred stock dividends                            0.5          0.4          0.6          0.1          73.1         419.1
                                                   -----        -----        -----        -----
Net income applicable to
   common stock                                      0.9          0.4          1.0          0.9         130.1          28.3
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

Under the Strategic Plan, the Company increased the amount of its spending for advertising and consumer promotion from 1993 levels to approximately $40,000,000 in 1994 and 1995, and plans to continue this level of marketing spending. Since the inception of the Strategic Plan, the Company expanded its direct-store-delivery system into 34 new markets and the Company's products are presently available to grocery stores serving approximately 85% of the consumers in the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States. The Company anticipates an improvement in earnings during 1996, and that the earnings benefits expected under the Strategic Plan will be achieved in 1997 and future years. However, no assurance can be given that the Company's expectations relative to future market share and earnings benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs, and efficiencies achieved in manufacturing and distribution operations.

Thirteen Weeks ended September 28, 1996 Compared with Thirteen Weeks ended September 30, 1995

Consolidated net sales for the third quarter of 1996 increased 14% to $234,644,000 compared with $205,226,000 for the same period last year. Sales of the Company's branded products increased 7%. The increase in sales was led by the recently introduced Starbucks(R) Ice Cream (developed in a joint venture with the Starbucks Coffee Company), and Dreyer's and Edy's Grand Ice Cream and Dreyer's and Edy's Whole Fruit Sorbet(TM). The increase was offset in part by a decrease in "good for you" ice cream products sales (i.e., yogurt, lowfat, and no sugar added), which reflects an industry-wide trend of lower sales of similar products. Sales of products purchased from other manufacturers (partner brands) increased 28%, led by Healthy Choice(R) from ConAgra and frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 38% of consolidated net sales as compared with 34% in the third quarter of 1995. The increase in partner brand sales was primarily a result of the consolidation of M-K-D Distributors Inc. (M-K-D) (See Note 5 of Notes to Consolidated Financial Statements). The effect of price increases for Company and partner brands was not significant.

Cost of goods sold increased $25,455,000, or 16%, over the third quarter of 1995, while the overall gross margin decreased from 24.6% in the third quarter of 1995 to 23.2% in the third quarter of 1996. The decrease in gross margin was largely due to an increase in dairy raw materials costs and a higher proportion of partner brand sales (which yield lower margins), partially offset by a decrease in distribution costs relative to sales and certain adjustments to accrued manufacturing liabilities (see following paragraph). The increase in dairy raw materials costs is expected to negatively impact gross profit margins for the remainder of 1996.

During September 1996, management revised its estimate of certain accrued liabilities relating to the Company's Fort Wayne, Indiana manufacturing facility. These revisions reduced the allowances and reserves for inventory obsolescence, accrued rent, utilities and property taxes, among others, by $920,000. A total of $510,000 of these adjustments relates to changes in estimates reflecting circumstances arising in the third quarter of 1996. Management has no identifiable basis on which to allocate the remaining
$410,000 adjustment to prior periods; as such, this adjustment has been accounted for as a change in estimate in the third quarter of 1996. These adjustments had the effect of increasing net income for the thirteen week period ended September 28, 1996 by $566,000, or $.04 per common share.

Selling, general and administrative expenses in the third quarter of 1996 were $264,000, or 1%, higher than in the same period of 1995. This increase related primarily to the consolidation of M-K-D partially offset by lower marketing expenditures compared to the same period in 1995 (See Note 5 of Notes to Consolidated Financial Statements regarding the consolidation of M-K-D). Selling, general and administrative expenses decreased as a percentage of net sales to 19.7% for the third quarter of 1996 compared with 22.4% for the same period in 1995.

Interest expense increased $168,000, or 6%, over the third quarter of 1995, due primarily to the completion of the lease transaction and the issuance of senior notes, partially offset by the conversion of convertible subordinated debentures into redeemable convertible Series B preferred stock in the third quarter of 1995 and lower comparative borrowings on the Company's line of credit (See
Notes 6 and 7 of Notes to Consolidated Financial Statements).

Income taxes increased $1,054,000, reflecting a higher pre-tax income, while the effective tax rate decreased from 39.3% for the third quarter of 1995 to 38.4% for the third quarter of 1996.


Thirty-Nine Weeks ended September 28, 1996 Compared with Thirty-Nine Weeks ended September 30, 1995

    Consolidated net sales for the thirty-nine weeks ended September 28, 1996 increased 15% to $613,182,000 compared with $534,564,000 for the same period last year. Sales of the Company's branded products increased 9%. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Dreyer's and Edy's Fat Free Ice Cream and Starbucks(R) Ice Cream. The increase was offset in part by a decrease in frozen yogurt sales, which reflects an industry-wide trend of lower sales of similar products. Sales of partner brands increased 26%, led by frozen novelty and ice cream products from Nestle Ice Cream Company and Ben and Jerry's Homemade(R) superpremium products. Sales of partner brands represented 38% of consolidated net sales as compared with 35% in the same period last year. The increase in partner brand sales was primarily a result of the consolidation of M-K-D (See Note 5 of Notes to Consolidated Financial Statements). The effect of price increases for Company and partner brands was not significant.

Cost of goods sold increased $63,004,000, or 15%, as compared with the comparable period in 1995, while the overall gross margin decreased slightly from 22.9% to 22.5% in 1996. The decrease in gross margin related to a higher proportion of partner brand sales and higher dairy costs, offset by a decrease in distribution costs relative to sales an insurance gain of $2,100,000 recorded as a reduction in cost of goods sold in the first quarter (See Note 4 of Notes to Consolidated Financial Statements).

As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company capitalized $2,560,000 of preoperating costs associated with the start-up of its Houston, Texas manufacturing facility during the thirty-nine week period ended September 28, 1996.

Selling, general and administrative expenses in the first three quarters of 1996 increased $9,083,000, or 9%, as compared with the same period in 1995. This increase related primarily to the consolidation of M-K-D partially offset by lower comparative marketing expenditures (See Note 5 of Notes to Consolidated Financial Statements regarding the consolidation of M-K-D). Selling, general and administrative expenses were lower as a percentage of net sales at 18.9 % for the first three quarters of 1996 compared with 20.0% for the same period in 1995.

Interest expense in the first three quarters of 1996 was $1,089,000, or 14%, lower than in the same period in the prior year due primarily to the effect of the conversion of the convertible subordinated debentures into redeemable convertible Series B preferred stock in the third quarter of 1995, partially offset by higher borrowings on the Company's line of credit, completion of the lease transaction and issuance of the senior notes (See Notes 6 and 7 of Notes to Consolidated Financial Statements).

Income taxes increased $2,652,000 reflecting a higher pre-tax income, while the effective tax rate decreased from 39.3% for the first three quarters of 1995 to 38.4% for the first three quarters of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at September 28, 1996 increased $11,314,000 from year-end 1995 due primarily to the seasonal increase in trade accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from the completion of the $26,000,000 lease transaction and the issuance of $50,000,000 of senior notes (See Notes 6 and 7 of Notes to Consolidated Financial Statements). These sources were used to fund the $50,289,000 increase in property, plant and equipment and reduce the Company's long-term line of credit by $35,194,000.

At September 28, 1996, the Company had $2,495,000 in cash and cash equivalents, and $91,900,000 available under its credit line. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a. No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.

         b.       Exhibits

Exhibit No.                       Description
-----------                       -----------

11              Computation of Net Income Per Common Share.

27              Financial Data Schedule.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DREYER'S GRAND ICE CREAM, INC.






Dated:  November 11, 1996       By:  /s/ Paul R. Woodland
                                   ---------------------------------------------
                                     Paul R. Woodland
                                     Vice President - Finance and Administration
                                     and Chief Financial Officer