Form 10-K
period 1996-12-28
DREYERS GRAND ICE CREAM INC
filed 1997-03-28
CIK 352305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 28, 1996

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from
          ------------------------- to
          -------------------------.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value (based on the average of the high and low sales prices on March 24, 1997, as reported by NASDAQ) of the Common Stock held by non-affiliates was approximately $342,683,981. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

     As of March 24, 1997, the latest practicable date, 13,400,607 shares of Common Stock were outstanding.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 27, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.

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

     Dreyer's manufactures and distributes premium ice cream and other frozen dessert products. Since 1977, Dreyer's Grand Ice Cream has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of frozen dairy and other frozen desserts sold under the Dreyer's and Edy's brand names in retail outlets serving more than 85% of the households in the United States. The Dreyer's line of products are available in the thirteen western states, Texas and certain markets in the Far East. The Company's products are sold under the Edy's brand name generally throughout the remaining regions of the United States. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system further described below under the caption "Marketing, Sales and Distribution." The Company also distributes and, in certain instances, manufactures branded ice cream and frozen dessert products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

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

     Dreyer's and Edy's Grand Ice Cream is the Company's flagship product. This brand of ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality taste and texture, and diverse flavor selection. The flagship product is complimented by the Company's successful reduced fat, low cholesterol products such as Frozen Yogurt; Grand Light, No Sugar Added and Fat Free ice creams; and the Company's Sherbet and Whole Fruit Sorbet products. The Company believes these products are well positioned in the segments of the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. During 1996, the Company introduced Portofino(TM) brand Italian style ice cream in selected western markets. The Company also began manufacturing and distributing Starbucks(TM) Ice Cream products during 1996 for its joint venture with Starbucks Coffee Company. The Company also produces a premium soft serve product, Grand Soft(TM), which is available as ice cream or frozen yogurt. The Company's novelty line features Dreyer's and Edy's Ice Cream Bars, Fruit Bars, and Sundae Cones. The Company redesigned its 1997 packaging for the novelty products to reposition these products to target the family segment of the market. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company's product lines now include over 100 flavors that are selected both on the basis of general popularity and on the intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program.

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

     The Company embarked on a five year plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to a national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan. The Company anticipates that the earnings benefits expected under the Strategic Plan will be achieved in 1997 and future years. However, no assurance can be given that these expectations relative to future market share and earnings benefits of the strategy will be achieved. The success of the strategy will depend upon, among other things, consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations. For additional information regarding the Strategic Plan see the discussion set forth under the caption "Management's Discussion and Analysis" which appears on pages 30-32 of the Company's 1996 Annual Report to Stockholders.

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

     The distribution network in the West now includes fourteen distribution centers operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego, Seattle and Denver. The remaining metropolitan areas throughout the thirteen western states, Texas and the Far East are served through independent distributors.

     Distribution in the remainder of the United States is under the Edy's brand name with most of the distribution handled through nineteen Company-owned distribution centers, including centers in New York, Chicago, Washington, D.C., Atlanta, Tampa and Milwaukee. The Company also has independent distributors handling the Company's products in certain market areas east of the Rocky Mountains.

     Taken together, independent distributors accounted for approximately 23% of consolidated net sales in 1996. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     For fiscal 1996, no customer accounted for more than 10% of consolidated net sales of the Company. The Company's export sales were about 2% of 1996 consolidated net sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

MANUFACTURING

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. In order to serve high altitude markets, the Company has manufacturing agreements with an ice cream manufacturer to produce Dreyer's line of products in accordance with specifications and quality control provided by Dreyer's. Of the approximately 71 million gallons of the Company's products sold in 1996, approximately 2 million gallons were manufactured under these arrangements. The Company also has manufacturing agreements with two different facilities to produce a portion of its novelty products. During 1996, these facilities produced approximately 3 million cases of Dreyer's and Edy's Ice Cream Bars and Fruit Bars. In addition, the Company has agreements to produce products for other manufacturers. In 1996, the Company manufactured approximately 13 million gallons of product under these agreements.

     The primary factor in the Company's product costs is the price of basic dairy ingredients (cream, milk and skim milk) and sugar. The minimum prices paid for dairy ingredients are established by the market under the Federal Milk Price Support Program. During 1996, the Company experienced an $8,140,000 increase in dairy raw materials costs which negatively impacted the Company's gross profit. However, these higher costs were offset by price increases and productivity gains.

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

COMPETITION

     The Company's manufactured products compete on the basis of brand image, quality and breadth of flavor selection. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat, reduced sugar and low cholesterol ice cream products generally require technologically sophisticated formulations in comparison to standard or "regular" ice cream products.

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

EMPLOYEES

     On December 28, 1996, the Company had approximately 2,900 employees. The Company's Union City manufacturing and distribution employees are represented by the Teamsters Local 853, whose contract with the Company expires between March 1998 and December 2001 for different types of employees, and the International Union of Operating Engineers, Stationary Local No. 39, whose contract with the Company expired in August 1996 and is currently under negotiation. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150 whose contract with the Company expires in August 1999. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655 whose contract with the Company expires in December 1997. The Company has never experienced a strike by any of its employees.

ITEM 2.  PROPERTIES

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 54,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has the current production capacity of 28 million gallons per year. During 1996, the facility produced approximately 19 million gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and dry storage space, 25,000 square feet of cold storage space and 19,000 square feet of office space. The lease on this property, including renewal options, expires in 2022. The plant has the current production capacity of 20 million gallons per year. During 1996, the facility produced approximately 18 million gallons of ice cream and related products.

     In 1994, the Company completed construction of a cold storage warehouse facility located on property acquired in the City of Industry, California. This facility includes 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 116,000 square feet of manufacturing and storage space and 6,000 square feet of office space. In addition, the Company leases approximately 55,000 square feet of cold storage and 8,000 square feet of office space near the Fort Wayne facility. The plant has the current production capacity of 50 million gallons per year. During 1996, the facility produced approximately 40 million gallons of ice cream and related products.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility is being renovated and, upon completion, will have approximately 69,000 square feet of manufacturing and dry storage space, 46,000 square feet of cold storage warehouse space and 20,000 square feet of office space. At that time the plant's production capacity will be approximately 26 million gallons per year. During 1996, this facility produced approximately 7 million gallons of ice cream and related products.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 12,000 square feet of manufacturing and dry storage space, 13,000 square feet of cold storage space and 1,000 square feet of office space. The plant has the current production capacity of 5 million gallons per year. During 1996, the facility produced approximately 3 million gallons of ice cream and related products.

     The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant.

     The Company also leases or rents various local distribution and office facilities with leases expiring through the year 2022 (including options to renew).

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages are as follows:

           NAME                                    POSITION                         AGE
---------------------------    -------------------------------------------------    ---
T. Gary Rogers                 Chairman of the Board and Chief Executive Officer    54
William F. Cronk, III          President                                            54
Edmund R. Manwell              Secretary                                            54
Thomas M. Delaplane            Vice President - Sales                               52
J. Tyler Johnston              Vice President - Marketing                           43
William R. Oldenburg           Vice President - Operations                          50
Paul R. Woodland               Vice President - Finance and Administration,
                               Chief Financial Officer & Assistant Secretary        46

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

     Mr. Delaplane has served as Vice President - Sales of the Company since May 1987.

     Mr. Johnston has served as Vice President - Marketing of the Company since March 1996. From September 1995 to March 1996, he served as the Company's Vice President - New Business. From May 1988 to August 1995, he served as the Company's Director of Marketing.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in Note 16 under the caption "Price Range (NASDAQ)" which appears on page 28 of the Company's 1996 Annual Report is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

     On March 24, 1997, the number of holders of record of the Company's common stock was 4,023.

     The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 1996. On March 4, 1997, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.06 per share of common stock for each quarter of 1997. Also on March 4, 1997, the Board of Directors declared a dividend of $.06 per share of common stock for the first quarter of 1997 for stockholders of record on March 28, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Significant Financial Data" which appears on page 29 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" which appears on pages 30-32 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated March 12, 1997, appearing on pages 16-28 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Board of Directors -- Nominees for Director -- Continuing Directors," "Matters Submitted to the Vote of Stockholders -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 27, 1997, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 27, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 27, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Other Relationships" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 27, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

        The following documents are filed as part of this report:

                                                                                    PAGE(S) IN
                                                                                      ANNUAL
                                                                                      REPORT*
                                                                                   -------------
         1.   Financial Statements:
              Report of Independent Accountants                                        16
              Consolidated Statement of Income for the three years ended
              December 28, 1996                                                        16
              Consolidated Balance Sheet at December 28, 1996 and
              December 30, 1995                                                        17
              Consolidated Statement of Changes in Stockholders' Equity
              for the three years ended December 28, 1996                              18
              Consolidated Statement of Cash Flows for the three years ended
              December 28, 1996                                                        19
              Notes to Consolidated Financial Statements                               20-28

                                                                                       PAGE(S)
                                                                                   -------------
         2.   Financial Statement Schedules:
              Report of Independent Accountants on Financial Statement Schedule
              for the three years ended December 28, 1996                              15
              II. Valuation and Qualifying Accounts                                    16
              M-K-D Distributors, Inc. and Subsidiary Consolidated Financial
              Statements:
              Report of Independent Accountants                                        17
              Consolidated Balance Sheet at December 30, 1995                          18
              Consolidated Statement of Income and Retained Earnings for
              the fiscal years ended December 30, 1995 and December 31,
              1994 (unaudited)                                                         19
              Consolidated Statement of Cash Flows for the fiscal years
              ended December 30, 1995 and December 31, 1994 (unaudited)                20
              Notes to Consolidated Financial Statements                               21-25

---------------

        * Incorporated by reference to the indicated pages of the Company's 1996 Annual Report to Stockholders.

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

     3. List of Management Compensation Agreements

           (i) Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982) referenced in Exhibit 10.3 herein.

           (ii) Indemnification Agreements by and between Dreyer's Grand Ice Cream, Inc. and each of its directors, executive officers and certain other officers referenced in Exhibit 10.10 herein.

           (iii) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) referenced in Exhibit 10.16 herein.

           (iv) Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan referenced in Exhibit 10.19 herein.

           (v) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) referenced in Exhibit 10.20 herein.

           (vi) Dreyer's Grand Ice Cream, Inc. Income Swap Plan referenced in
     Exhibit 10.21 herein.

     (B) REPORTS ON FORM 8-K

     Not applicable.

     (C) EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------   -----------------------------------------------------------------------------------
  2.1    Securities Purchase Agreement dated June 24, 1993 by and among Dreyer's Grand Ice
         Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private
         Placement Partners, I and General Electric Capital Corporation (Exhibit 2.1(11)).
  2.2    Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's
         Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
         Private Placement Partners, I and General Electric Capital Corporation, amending
         Exhibit 2.1 (Exhibit 2.1(14)).
  2.3    Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between
         Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 2.1(15)).
  2.4    First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings, Inc., amending
         Exhibit 2.3 (Exhibit 2.1(16)).
  2.5    Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of General
         Electric Pension Trust, GE Investment Private Placement Partners, I and General
         Electric Capital Corporation, amending Exhibit 2.1 (Exhibit 10.2(18)).
  2.6    Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
         Trustees of General Electric Pension Trust, GE Investment Private Placement
         Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit
         10.1(19)).
  2.7    Amended and Restated Fourth Amendment to Securities Purchase Agreement dated March
         12, 1996 and effective as of October 1, 1995 by and among Dreyer's Grand Ice Cream,
         Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement
         Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit
         2.8(20)).

EXHIBIT
NUMBER                                       DESCRIPTION
------   -----------------------------------------------------------------------------------
  3.1    Certificate of Incorporation of Dreyer's Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock,
         as amended, setting forth the Powers, Preferences, Rights, Qualifications,
         Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of
         such series of Preferred Stock (Exhibit 3.1(16)).
  3.2    Certificate of Designation, Preferences and Rights of Series A Participating
         Preference Stock (Exhibit 3.2(17)).
  3.3    By-laws of Dreyer's Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit
         3.2(16)).
  4.1    Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer's Grand
         Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(6)).
  4.2    Registration Rights Agreement dated as of June 30, 1993 among Dreyer's Grand Ice
         Cream, Inc., Trustees of General Electric Pension Trust, and GE Investment Private
         Placement Partners, I and General Electric Capital Corporation (Exhibit 4.1(12)).
  4.3    Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's
         Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment
         Private Placement Partners, I and General Electric Capital Corporation, amending
         Exhibit 4.2 (Exhibit 4.1(14)).
  4.4    First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc. and First Interstate Bank of California (as
         successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit
         4.1(16)).
  4.5    Registration Rights Agreement dated as of June 14, 1994 between Dreyer's Grand Ice
         Cream, Inc. and Nestle Holdings, Inc. (Exhibit 4.2(16)).
  4.6    Warrant Agreement dated as of June 14, 1994 between Dreyer's Grand Ice Cream, Inc.
         and Nestle Holdings, Inc. (Exhibit 4.3(16)).
 10.1    Agreement dated September 18, 1978 between Dreyer's Grand Ice Cream, Inc. and
         Kraft, Inc. (Exhibit 10.8(1)).
 10.2    Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and
         Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer's
         Grand Ice Cream, Inc., as amended (Exhibit 10.2(17)).
 10.3    Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan (1982), as amended.
         (Exhibit 10.6(13)).
 10.4    Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1,
         1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security
         Agreement, Pledge and Security Agreement and General Continuing Guaranty of
         Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
 10.5    Distribution Agreement between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
         Homemade, Inc. dated January 6, 1987 (Exhibit 10.1(3)).
 10.6    Amendment and Waiver dated July 17, 1987 between Dreyer's Grand Ice Cream, Inc. and
         Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.44(7)).
 10.7    Amendment and Waiver dated December 24, 1987 between Dreyer's Grand Ice Cream, Inc.
         and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.45(7)).
 10.8    Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York,
         Inc., and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46 (4)).
 10.9    Amendment to the Distribution Agreement dated as of April 11, 1989 by and among
         Dreyer's Grand Ice Cream, Inc., Edy's Grand Ice Cream, Edy's of New York, Inc., and
         Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
 10.10   Form of Indemnification Agreement between Dreyer's Grand Ice Cream, Inc. and each officer and director of Dreyer's Grand Ice Cream, Inc. (Exhibit 10.47(4)).
 10.11   Assignment of Lease dated as of March 31, 1989 among Dreyer's Grand Ice Cream,
         Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(5)).

EXHIBIT
NUMBER                                       DESCRIPTION
------   -----------------------------------------------------------------------------------
 10.12   Amendment of Lease dated as of March 31, 1989 between Dreyer's Grand Ice Cream,
         Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit
         10.11 (Exhibit 10.53(5)).
 10.13   Third Amendment to General Continuing Guaranty and Waiver dated January 29, 1991 between Dreyer's Grand Ice Cream, Inc. and Security PacificNational Bank, amending the General Continuing Guaranty referenced in Exhibit 10.4 (Exhibit 10.46(7)).
 10.14   $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between Dreyer's Grand Ice Cream, Inc. and each of
         Massachusetts Mutual Life Insurance Company, Massachusetts Mutual Life Pension
         Insurance Company, Connecticut Mutual Life Insurance Company, the Equitable Life
         Assurance Society of the United States, and Transamerica Occidental Life Insurance
         Company (Exhibit 19.1(8)).
 10.15   Second Amendment to Distribution Agreement dated as of August 31, 1992 between
         Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
         10.5 (Exhibit 19.6(9)).
 10.16   Dreyer's Grand Ice Cream, Inc., Stock Option Plan (1992) (Exhibit 10.35(13)).
 10.17   Agreement of Amendment and Waiver, dated as of September 30, 1992, between Dreyer's
         Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, MML
         Pension Insurance Company, the Connecticut Mutual Life Insurance Company, the
         Equitable Life Assurance Society of the United States, and Transamerica Occidental
         Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream, Inc. and each of the
         Lenders, which Note Agreements are referenced in Exhibit 10.14 (Exhibit 19.5(9)).
 10.18   Second Amendment to Note Agreements dated as of September 30, 1992, between
         Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance
         Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance
         Company, the Equitable Life Assurance Society of the United States, and
         Transamerica Occidental Life Insurance Company (together, the "Lenders") regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
         Inc. and each of the Lenders, which Note Agreements are referenced in Exhibit 10.14
         (Exhibit 10.58(10)).
 10.19   Description of Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit
         10.57(10)).
 10.20   Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as amended May 1, 1996.
 10.21   Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38(13)).
 10.22   Amendment to Distribution Agreement dated April 18, 1994, and Letter Agreement modifying such Amendment to Distribution Agreement dated April 18, 1994 between
         Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit
         10.5 (Exhibit 10.3(14)).
 10.23   Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand
         Ice Cream, Inc. and Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
         10.27(17)).
 10.24   Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand
         Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, MML
         Pension Insurance Company, the Connecticut Mutual Life Insurance Company, the
         Equitable Life Assurance Society of the United States, and Transamerica Occidental
         Life Insurance Company (together, the "Lenders"), regarding the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream, Inc. and each of the
         Lenders, which Note Agreements are referenced in Exhibit 10.14 (Exhibit 10.3(18)).
 10.25   Letter Agreement dated August 4, 1995 between Dreyer's Grand Ice Cream, Inc. and
         Smithway Associates, Inc., amending Exhibits 10.2 and 10.11 (Exhibit 10.29(20)).
 10.26   Credit Agreement dated as of December 22, 1995 among Dreyer's Grand Ice Cream,
         Inc., Bank of America NT & SA (as a Bank and as Agent), ABN-AMRO Bank N.V. (as a
         Bank and as Co-Agent), Credit Suisse and The Bank of California (Exhibit
         10.30(20)).
 10.27   Participation Agreement dated March 29, 1996 among Dreyer's Grand Ice Cream, Inc.,
         Edy's Grand Ice Cream, BA Leasing & Capital Corporation (as Agent and as a
         Participant), ABN-AMRO Bank, NV and Credit Suisse (Exhibit 10.2(21)).
 10.28   First Amendment to Credit Agreement dated April 15, 1996 among Dreyer's Grand Ice
         Cream, Inc., Bank of America, NT & SA (as Agent and as a Bank), ABN-AMRO Bank, NV
         (as Co-Agent and as a Bank), Credit Suisse and Union Bank of California, NA,
         amending Exhibit 10.26 (Exhibit 10.1(21)).

EXHIBIT
NUMBER                                       DESCRIPTION
------   -----------------------------------------------------------------------------------
 10.29   April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand
         Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.11.
 10.30   Letter Agreement dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and
         Smithway Associates, Inc., amending Exhibits 10.2 and 10.11.
 10.31   $15,000,000 7.86% Series A Senior Notes Due 2002, $15,000,000 8.06% Series B Senior
         Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note
         Agreement dated as of June 6, 1996 between Dreyer's Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and
         Transamerica Life Insurance and Annuity Company (Exhibit 10.1(22)).
 11      Computation of Net Income Per Share.
 13      Those portions of the Dreyer's Grand Ice Cream, Inc. 1996 Annual Report to
         Stockholders which are incorporated by reference into this Annual Report on Form
         10-K.
 21      Subsidiaries of Registrant.
 23      Consent of Independent Accountants.
 27      Financial Data Schedule.

---------------

 (1) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

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

(13) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 25, 1993 filed under Commission File No. 0-14190 on March 25, 1994.

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

(21) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 filed under Commission File No. 0-14190 on May 14, 1996.

(22) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 filed under Commission File No. 0-14190 on August 13, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 28, 1997
                                          DREYER'S GRAND ICE CREAM, INC.

                                          By:      /s/ PAUL R. WOODLAND
                                            ------------------------------------
                                            (Paul R. Woodland)
                                            Vice President - Finance and
                                              Administration,
                                            Chief Financial Officer and
                                              Assistant Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                   TITLE                  DATE
---------------------------------------------    ----------------------------------------------

             /s/ T. GARY ROGERS                  Chairman of the Board and Chief  March 28, 1997
---------------------------------------------    Executive Officer and Director
              (T. Gary Rogers)                   (Principal Executive Officer)

          /s/ WILLIAM F. CRONK, III              President and Director          March 28, 1997
---------------------------------------------
           (William F. Cronk, III)

            /s/ EDMUND R. MANWELL                Secretary and Director          March 28, 1997
---------------------------------------------
             (Edmund R. Manwell)

            /s/ PAUL R. WOODLAND                 Vice President - Finance        March 28, 1997
---------------------------------------------    and Administration,
             (Paul R. Woodland)                  Chief Financial Officer
                                                 and Assistant Secretary
                                                 (Principal Financial Officer)

            /s/ JEFFREY P. PORTER                Corporate Controller            March 28, 1997
---------------------------------------------    (Principal Accounting Officer)
             (Jeffrey P. Porter)

              /s/ JAN L. BOOTH                   Director                        March 28, 1997
---------------------------------------------
               (Jan L. Booth)

              /s/ TIMM F. CRULL                  Director                        March 28, 1997
---------------------------------------------
               (Timm F. Crull)

            /s/ M. STEVEN LANGMAN                Director                        March 28, 1997
---------------------------------------------
             (M. Steven Langman)

             /s/ JOHN W. LARSON                  Director                        March 28, 1997
---------------------------------------------
              (John W. Larson)

             /s/ JACK O. PEIFFER                 Director                        March 28, 1997
---------------------------------------------
              (Jack O. Peiffer)

           /s/ TIMOTHY P. SMUCKER                Director                        March 28, 1997
---------------------------------------------
            (Timothy P. Smucker)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

     Not applicable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 12, 1997 appearing in the 1996 Annual Report to Stockholders of Dreyer's Grand Ice Cream, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

San Francisco, California
March 12, 1997

                                                                     SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                  BALANCE AT
                                                BEGINNING     COSTS AND                      END
                CLASSIFICATION                  OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
----------------------------------------------  ----------    ----------    ----------    ----------
Fiscal year ended December 31, 1994:
  Allowance for doubtful accounts.............   $    535       $1,672        $1,572(1)    $    635
  Amortization of goodwill and distribution
     rights...................................      7,572        2,871            --         10,443
  Amortization of other assets................      3,509        2,921           208(2)       6,222
                                                  -------       ------        ------        -------
                                                 $ 11,616       $7,464        $1,780       $ 17,300
                                                  =======       ======        ======        =======
Fiscal year ended December 30, 1995:
  Allowance for doubtful accounts.............   $    635       $1,234        $1,171(1)    $    698
  Amortization of goodwill and distribution
     rights...................................     10,443        2,971            --         13,414
  Amortization of other assets................      6,222        1,184         3,209(2)       4,197
                                                  -------       ------        ------        -------
                                                 $ 17,300       $5,389        $4,380       $ 18,309
                                                  =======       ======        ======        =======
Fiscal year ended December 28, 1996:
  Allowance for doubtful accounts.............   $    698       $  891        $  834(1)    $    755
  Amortization of goodwill and distribution
     rights...................................     13,414        3,202            --         16,616
  Amortization of other assets................      4,197          992           191(2)       4,998
                                                  -------       ------        ------        -------
                                                 $ 18,309       $5,085        $1,025       $ 22,369
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



PRICE WATERHOUSE LLP

San Francisco, California
April 9, 1996

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                                  DECEMBER 30,
                                     ASSETS                                           1995
                                                                                  -------------
Current Assets:
  Cash..........................................................................   $     46,871
  Trade accounts receivable, net of allowance for doubtful accounts of
     $71,303....................................................................      4,784,633
  Inventories...................................................................      2,361,881
  Prepaid expenses and other....................................................        562,266
                                                                                    -----------
     Total current assets.......................................................      7,755,651
  Property, plant and equipment, net............................................      9,256,360
  Notes receivable and other....................................................        432,458
                                                                                    -----------
     Total assets...............................................................   $ 17,444,469
                                                                                    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities......................................   $  2,804,416
  Accrued payroll and employee benefits.........................................        709,343
  Current portion of long-term debt.............................................        446,334
  Income taxes payable
                                                                                    -----------
     Total current liabilities..................................................      3,960,093
Long-term debt, less current portion............................................      1,563,263
Deferred income taxes...........................................................        521,027
                                                                                    -----------
     Total liabilities..........................................................      6,044,383
                                                                                    -----------
Commitments
Stockholders' Equity:
  Common stock, $1 par value -- 10,000 shares authorized, issued and
     outstanding................................................................         10,000
  Capital in excess of par......................................................         40,265
  Retained earnings.............................................................     11,349,821
                                                                                    -----------
     Total stockholders' equity.................................................     11,400,086
                                                                                    -----------
Total liabilities and stockholders' equity......................................   $ 17,444,469
                                                                                    ===========

          See accompanying notes to consolidated financial statements.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                           FISCAL YEAR ENDED
                                                                    -------------------------------
                                                                                        UNAUDITED
                                                                    DECEMBER 30,      DECEMBER 31,
                                                                        1995              1994
                                                                    -------------     -------------
REVENUES:
  Net sales.......................................................   $ 74,218,680      $ 62,816,959
  Other income....................................................        334,884            64,709
                                                                      -----------       -----------
                                                                       74,553,564        62,881,668
                                                                      -----------       -----------
COSTS AND EXPENSES:
  Cost of goods sold..............................................     58,902,661        48,324,932
  Selling, general and administrative.............................     12,806,842        11,118,291
  Interest........................................................        119,758            86,514
                                                                      -----------       -----------
                                                                       71,829,261        59,529,737
                                                                      -----------       -----------
  Income before income taxes......................................      2,724,303         3,351,931
  Income taxes....................................................      1,037,090         1,205,721
                                                                      -----------       -----------
  Net income......................................................      1,687,213         2,146,210
  Retained earnings, beginning of year............................      9,662,608         7,516,398
                                                                      -----------       -----------
  Retained earnings, end of year..................................   $ 11,349,821      $  9,662,608
                                                                      ===========       ===========

          See accompanying notes to consolidated financial statements.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            FISCAL YEAR ENDED
                                                                      -----------------------------
                                                                                        UNAUDITED
                                                                      DECEMBER 30,    DECEMBER 31,
                                                                          1995            1994
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................   $  1,687,213    $  2,146,210
  Adjustments to reconcile net income to cash provided from
     operations:
     Depreciation...................................................      1,191,747         904,440
     Deferred taxes.................................................        129,330          40,013
     Gain on sale of assets.........................................                        (10,854)
     Changes in assets and liabilities, net of amounts acquired:
     Trade accounts receivable......................................       (156,585)       (812,342)
     Inventories....................................................        964,040      (1,102,532)
     Prepaid expenses and other.....................................       (318,147)        410,618
     Notes receivable and other.....................................        (27,728)       (213,228)
     Accounts payable and accrued liabilities.......................     (1,179,772)      1,529,746
     Accrued payroll and employee benefits..........................         97,010         158,305
     Income taxes payable...........................................       (145,141)
                                                                        -----------     -----------
                                                                          2,241,967       3,050,376
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment......................     (3,135,357)     (3,214,223)
  Proceeds from sale of equipment...................................                        100,000
                                                                        -----------     -----------
                                                                         (3,135,357)     (3,114,223)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt......................................      2,075,547         135,000
  Reductions in long-term debt......................................     (1,369,700)       (255,000)
                                                                        -----------     -----------
                                                                            705,847        (120,000)
                                                                        -----------     -----------
Decrease in cash....................................................       (187,543)       (183,847)
Cash, beginning of year.............................................        234,414         418,261
                                                                        -----------     -----------
Cash, end of year...................................................   $     46,871    $    234,414
                                                                        ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest.......................................................   $    101,749    $    107,831
     Income taxes (net of refunds)..................................      1,038,500         899,000

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

  Property, Plant and Equipment

     Depreciation and amortization are provided on property, plant and equipment on the straight-line basis over their estimated useful lives as follows:

        Building and improvements......................................   5 to 35 years
        Equipment......................................................   3 to 15 years
        Delivery trucks and other vehicles.............................    5 to 8 years
        Furniture and fixtures.........................................    3 to 8 years

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

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

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

2. INVENTORIES

     Components of inventories at December 30, 1995 were as follows:

        Purchased products................................................ $1,639,437
        Raw materials.....................................................    365,745
        Finished goods....................................................    356,699
                                                                           ----------
                                                                           $2,361,881
                                                                           ==========

3. PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment at December 30, 1995 were as follows:

        Building and improvements........................................ $ 2,722,371
        Machinery and equipment..........................................   9,869,316
        Office furniture and fixtures....................................   1,498,363
                                                                          ------------
                                                                           14,090,050
        Accumulated depreciation.........................................  (5,539,341)
                                                                          ------------
                                                                            8,550,709
        Land.............................................................     705,651
                                                                          ------------
                                                                          $ 9,256,360
                                                                          ============

     Depreciation expense for property, plant and equipment was $1,191,747 and $904,440 (unaudited) in 1995 and 1994, respectively.

4. LONG-TERM NOTES RECEIVABLE

     At December 30, 1995, long-term notes receivable of $144,779 are due from a customer with payments due every year beginning in 1996 in the amount of $20,000 plus accrued interest at the prime rate plus 2%. The notes are secured by delivery and freezer equipment and are due in December 2000.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

5. LONG-TERM DEBT

     Long-term debt at December 30, 1995 consisted of the following:

        Note payable to bank, payable in monthly installments of $16,687 from August 1995 to June 2000, plus interest at 7.81% per
          annum, secured by equipment....................................  $  916,665
        Note payable to bank, payable in monthly installments of $17,335 from August 1995 to July 2000, plus interest at 7.8% per annum,
          secured by equipment...........................................     954,475
        Capital lease obligation payable in monthly minimum payments of
          $1,026 from August 1995 to July 1998, including interest at
          4.9%, secured by computer equipment............................      30,457
        Note payable, payable in annual installments of $27,000 from June
          1995 to June 1999, plus interest at 8.00% per annum, secured by
          property and building..........................................     108,000
                                                                            ---------
                                                                            2,009,597
        Less current portion of long-term debt...........................     446,334
                                                                            ---------
                                                                           $1,563,263
                                                                            =========

     Principal payments due on long-term debt for each of the years subsequent to December 30, 1995 are as follows:

        1996.............................................................  $  446,334
        1997.............................................................     446,889
        1998.............................................................     443,026
        1999.............................................................     435,264
        2000.............................................................     238,084
                                                                            ---------
                                                                           $2,009,597
                                                                            =========

     At December 30, 1995, the Company had an unused secured revolving line of credit of $2,000,000 available for working capital needs. The interest rate on borrowings is equal to the bank's floating commercial loan reference rate or LIBOR plus 1.5%.

6. PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan and trust covering all employees over 21 years of age with more than one year of service. Participating employees may make elective salary deferrals into the plan up to the maximum qualifying amount permitted by federal income tax law. In addition, employer matching contributions and/or profit sharing contributions are made to the plan at the discretion of the Company's Board of Directors. Matching and profit sharing contributions made by the Company to the plan for fiscal 1995 were $225,440 (fiscal 1994 -- $189,480, unaudited).

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

7. INCOME TAXES

     The provision for income taxes for the fiscal years ended December 30, 1995 and December 31, 1994 consisted of the following:

                                                                 1995           1994
                                                              ----------     ----------
                                                                             UNAUDITED
        Current
          Federal...........................................  $  825,960     $1,060,481
          State.............................................      81,800        105,227
                                                              ----------     ----------
                                                                 907,760      1,165,708
        Deferred............................................     129,330         40,013
                                                              ----------     ----------
                                                              $1,037,090     $1,205,721
                                                              ==========     ==========

     The deferred tax liability arises principally because of an accumulated depreciation temporary difference. The effective tax rate differs from the federal statutory income tax rate due primarily to state taxes, net of federal benefit.

8. RELATED PARTIES

     The Company purchases premium ice cream and related products from Dreyer's under a long-term distribution agreement. In addition, the Company sells ice cream products to Dreyer's, which are manufactured at the Snelgrove plant in Utah. Purchases from Dreyer's were $25,174,000 and $22,583,000 (unaudited) in fiscal 1995 and 1994, respectively. Sales of Snelgrove manufactured products to Dreyer's were $6,021,636 and $4,305,669 (unaudited) in fiscal 1995 and 1994, respectively. In addition, under the distribution agreement, the Company is reimbursed by Dreyer's for 65% of costs relating to jointly-directed consumer promotion programs. The Company charged Dreyer's $1,874,845 and $1,098,598 (unaudited) in fiscal 1995 and 1994, respectively, for Dreyer's share of such costs. Amounts due from and due to Dreyer's at December 30, 1995, were as follows:

        Accounts receivable from Dreyer's................................  $  505,331
                                                                           ==========
        Accounts payable to Dreyer's.....................................  $1,579,544
                                                                           ==========

9. MAJOR CUSTOMERS

     The Company had four retail customers that accounted for approximately 48% of net sales for the fiscal year ended December 30, 1995 (fiscal 1994 -- 45%, unaudited).

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

10. COMMITMENTS

  Leases

     The Company leases its office and warehouse facilities and certain vehicles and equipment under various leases accounted for as operating leases. Future minimum lease payments under these leases at December 30, 1995 are as follows:

                              YEAR ENDING DECEMBER,
        -----------------------------------------------------------------
        1996.............................................................  $  322,421
        1997.............................................................     329,963
        1998.............................................................     314,243
        1999.............................................................     172,512
        2000.............................................................     172,587
        Thereafter.......................................................     694,822
                                                                           ----------
                                                                           $2,006,548
                                                                           ==========

     Rent expense for the fiscal year ended December 30, 1995 was $478,788 (fiscal 1994 -- $491,516, unaudited).

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   -----------------------------------------------------------------------------------
 10.20   Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as amended May 1, 1996.
 10.29   April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand
         Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.11.
 10.30   Letter Agreement dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and
         Smithway Associates, Inc., amending Exhibits 10.2 and 10.11.
 11      Computation of Net Income Per Share.
 13      Those portions of the Dreyer's Grand Ice Cream, Inc. 1996 Annual Report to
         Stockholders which are incorporated by reference into this Annual Report on Form
         10-K.
 21      Subsidiaries of Registrant.
 23      Consent of Independent Accountants.
 27      Financial Data Schedule.

---------------