Form 10-Q
period 1997-03-29
DREYERS GRAND ICE CREAM INC
filed 1997-05-13
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

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

                                                     Shares Outstanding
                                                        May 9, 1997
                                                        -----------

            Common stock, $1.00 par value               13,401,899

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                 March 29,   December 28,
                                                   1997          1996
                                                 ---------   ------------
($ in thousands, except per share amounts)     (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                  $  1,632      $  4,134
      Trade accounts receivable, net of
         allowance for doubtful accounts of
         $770 in 1997 and $755 in 1996             87,629        73,053
      Other accounts receivable                    12,627        13,638
      Inventories                                  47,179        40,760
      Prepaid expenses and other                   11,442        13,652
                                                 --------      --------

      Total current assets                        160,509       145,237

Property, plant and equipment, net                223,185       225,038
Goodwill and distribution rights, net              92,319        92,010
Other assets                                       16,829        16,622
                                                 --------      --------

Total assets                                     $492,842      $478,907
                                                 ========      ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                March 29,   December 28,
                                                                                  1997         1996
                                                                                ---------   -----------
                                                                              (unaudited)
($ in thousands, except per share amounts)
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                   $ 69,134      $ 48,391
     Accrued payroll and employee benefits                                        19,716        18,198
     Current portion of long-term debt                                             8,512         8,512
                                                                                --------      --------

     Total current liabilities                                                    97,362        75,101

Long-term debt, less current portion                                             155,246       163,135
Deferred income taxes                                                             37,785        37,802
                                                                                --------      --------

Total liabilities                                                                290,393       276,038
                                                                                --------      --------

Commitments and contingencies

Redeemable convertible Series B preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1997 and 1996                               98,912        98,806
                                                                                --------      --------

Stockholders' Equity:
     Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1997 and 1996
     Common stock, $1 par value - 30,000,000 shares
          authorized; 13,401,000 shares and 13,345,000
          shares issued and outstanding in 1997 and 1996,
          respectively                                                            13,401        13,345
     Capital in excess of par                                                     53,477        51,956
     Retained earnings                                                            36,659        38,762
                                                                                --------      --------

Total stockholders' equity                                                       103,537       104,063
                                                                                --------      --------


Total liabilities and stockholders' equity                                      $492,842      $478,907
                                                                                ========      ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                  Thirteen Weeks Ended
                                                ------------------------
                                                March 29,      March 30,
($ in thousands, except per share amounts)        1997           1996
                                                ---------      ---------
Revenues:
  Net sales                                     $ 200,438      $ 166,970
  Other income                                        404            465
                                                ---------      ---------
                                                  200,842        167,435
                                                ---------      ---------
Costs and expenses:
  Cost of goods sold                              162,251        132,532
  Selling, general and administrative              36,184         30,407
  Interest, net of interest capitalized             2,489          1,713
                                                ---------      ---------
                                                  200,924        164,652
                                                ---------      ---------

(Loss) income before income taxes                     (82)         2,783

Income tax (benefit) provision                        (32)         1,099
                                                ---------      ---------

Net (loss) income                                     (50)         1,684

Accretion of preferred stock to
  redemption value                                   (106)          (106)
Preferred stock dividends                          (1,144)        (1,144)
                                                ---------      ---------

Net (loss) income applicable to common stock    $  (1,300)     $     434
                                                =========      =========

Net (loss) income per common share              $    (.10)     $     .03
                                                =========      =========

Dividends per common share                      $     .06      $     .06
                                                =========      =========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)




                                                  Common Stock
                                              ---------------------     Capital in       Retained
(In thousands)                                Shares        Amount      Excess of Par    Earnings        Total
                                              ------       --------     -------------    --------       --------
Balance at December 30, 1995                  12,929       $ 12,929       $ 39,370       $ 39,964       $ 92,263
     Net income                                                                             1,684          1,684
     Accretion of preferred stock
          to redemption value                                                                (106)          (106)
     Preferred stock dividends declared                                                    (1,144)        (1,144)
     Common stock dividends declared                                                         (800)          (800)
     Common stock issued in acquisition
          of M-K-D Distributors, Inc.            320            320         10,480                        10,800
     Repurchases and retirements
          of common stock                         (4)            (4)          (110)                         (114)
     Employee stock plans                         88             88          1,841                         1,929
                                              ------       --------       --------       --------       --------

Balance at March 30, 1996                     13,333       $ 13,333       $ 51,581       $ 39,598       $104,512
                                             =======       ========       ========       ========       ========

Balance at December 28, 1996                  13,345       $ 13,345       $ 51,956       $ 38,762       $104,063
     Net loss                                                                                 (50)           (50)
     Accretion of preferred stock
          to redemption value                                                                (106)          (106)
     Preferred stock dividends declared                                                    (1,144)        (1,144)
     Common stock dividends declared                                                         (803)          (803)
     Repurchases and retirements
          of common stock                         (4)            (4)          (110)                         (114)
     Employee stock plans                         60             60          1,631                         1,691
                                              ------       --------       --------       --------       --------

Balance at March 29, 1997                     13,401       $ 13,401       $ 53,477       $ 36,659       $103,537
                                             =======       ========       ========       ========       ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                  Thirteen Weeks Ended
                                                               --------------------------
                                                               March 29,        March 30,
($ in thousands)                                                 1997             1996
                                                               ---------        --------
Cash flows from operating activities:
  Net (loss) income                                            $    (50)        $ 1,684
  Adjustments to reconcile net (loss) income to cash
    provided from operations:
    Depreciation and amortization                                 7,618           6,004
    Deferred income taxes                                           (17)            504
    Changes in assets and liabilities, net of amounts
      acquired:
        Trade accounts receivable                               (14,576)        (12,177)
        Other accounts receivable                                 1,011           1,811
        Inventories                                              (6,419)         (6,092)
        Prepaid expenses and other                                2,210           3,770
        Accounts payable and accrued liabilities                 20,740          22,135
        Accrued payroll and employee benefits                     1,518          (5,866)
                                                               --------        --------
                                                                 12,035          11,773
                                                               --------        --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                   (6,059)        (22,336)
  Retirement of property, plant and equipment                       310             111
  Increase in goodwill and distribution rights                      (96)           (378)
  Increase in other assets                                         (436)         (2,055)
                                                               --------        --------
                                                                 (6,281)        (24,658)
                                                               --------        --------
Cash flows from financing activities:
  Proceeds from long-term debt                                                   26,000
  Reductions in long-term debt                                   (7,889)        (11,300)
  Issuance of common stock under employee stock plans             1,691           1,929
  Repurchases of common stock                                      (114)           (114)
  Cash dividends paid                                            (1,944)         (1,920)
                                                               --------        --------
                                                                 (8,256)         14,595
                                                               --------        --------

(Decrease) increase in cash and cash equivalents                 (2,502)          1,710

Cash and cash equivalents, beginning of period                    4,134           3,051
                                                               --------        --------

Cash and cash equivalents, end of period                       $  1,632        $  4,761
                                                               ========        ========
Supplemental Cash Flow Information --
  Cash paid (refunded) during the period for:
    Interest (net of amounts capitalized)                      $  1,960        $  2,238
    Income taxes (net of refunds)                                (2,832)           (138)

  Non-cash transaction:
    Acquisition of M-K-D Distributors, Inc.                                      10,800


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - General:

    Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) is a single segment industry company engaged in the business of manufacturing and distributing premium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

The consolidated financial statements for the thirteen week periods ended March 29, 1997 and March 30, 1996 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 28, 1996, appearing in the Company's 1996 Annual Report to Stockholders.


NOTE 2 - Inventories:

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 29, 1997 and December 28, 1996 consisted of the following (in thousands):

                             March 29,   December 28,
                               1997         1996
                             ---------   -----------
                            (unaudited)
          Raw materials       $ 7,850      $ 5,361
          Finished goods       39,329       35,399
                              -------      -------

                              $47,179      $40,760
                              =======      =======


NOTE 3 - Net (Loss) Income Per Common Share:

    Net (loss) income per common share is computed using the weighted average number of shares of common stock outstanding during the period, which were 13,368,000 shares for the quarter ended March 29, 1997 and 12,974,000 shares for the quarter ended March 30, 1996. The potentially dilutive effect of the Company's redeemable convertible Series B preferred stock and other common stock equivalents was anti-dilutive for the thirteen week periods ended March 29, 1997 and March 30, 1996. Accordingly, fully diluted net income per share is not presented.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued. SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). The Company is required to adopt SFAS 128 during the fourth quarter of 1997 effective in the Company's 1997 Annual Report to Stockholders. When adopted, SFAS 128 will require the Company to replace its traditional EPS disclosures with a dual presentation of basic and diluted EPS and to restate all prior EPS data presented. If SFAS 128 had been in effect for the thirteen week period ended March 29, 1997, basic and diluted EPS would be the same as the net (loss) income per common share for both periods presented in the Company's Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period:



                                           Percentage of Net Sales
                                           -----------------------     Period-to-Period
                                             Thirteen Weeks Ended     Increase (Decrease)
                                           -----------------------    -------------------
                                            March 29,    March 30,    Thirteen Weeks 1997
                                              1997         1996        Compared to 1996
                                           ----------    ---------    -------------------
Revenues:
   Net sales                                  100.0%       100.0%              20.0%
   Other income                                 0.2          0.3              (13.1)
                                              -----        -----

Total revenue                                 100.2        100.3               20.0
                                              -----        -----


Costs and expenses:
   Cost of goods sold                          80.9         79.4               22.4
   Selling, general and administrative         18.1         18.2               19.0
   Interest, net of interest capitalized        1.2          1.0               45.3
                                              -----        -----

Total costs and expenses                      100.2         98.6               22.0
                                              -----        -----


(Loss) income before income taxes              (0.0)         1.7             (103.0)

Income tax (benefit) provision                 (0.0)         0.7             (103.0)
                                              -----        -----

Net (loss) income                              (0.0)         1.0             (103.0)
                                              -----        -----

Accretion of preferred stock
   to redemption value                          0.1          0.1                0.0

Preferred stock dividends                       0.6          0.6                0.0
                                              -----        -----

Net (loss) income applicable to
   common stock                                (0.7)%        0.3%            (400.0)%
                                              =====        =====

RESULTS OF OPERATIONS

Thirteen Weeks ended March 29, 1997 Compared with Thirteen Weeks Ended March 30, 1996

    The Company embarked on a five year plan (the Strategic Plan, also referred to as the Grand Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan. As originally announced, the Company anticipated that the cost of implementing the Strategic Plan would materially reduce earnings during the fiscal years of 1994 and 1995. For fiscal 1996, earnings improved to a net income of $6,997,000, or $0.15 per common share, from a net loss in 1995 of $(1,524,000), or $(0.26) per common share. This improvement is partially attributable to benefits accruing from the investments made under the Strategic Plan during the past two and a half years. During the first quarter of 1997, the Company recorded a net loss of $(50,000), or $(0.10) per common share, compared with net income of $1,684,000, or $0.03 per common share, recorded in the first quarter of 1996. Net profitability for the first quarter was lower than the prior year first quarter due primarily to a decline in the Company's gross margin which is discussed below.

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

Consolidated net sales for the first quarter of 1997 increased by $33,468,000, or 20%, to $200,438,000 from $166,970,000 for the same period last year. Sales of the Company's branded products were 21%, or $22,395,000, higher than the comparable quarter in 1996 and accounted for 67% of the overall increase. The increase in sales of the Company's branded products related primarily to higher unit sales in all markets due in part to the continued higher advertising and promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Starbucks(TM) Ice Cream, Dreyer's and Edy's Grand Light(R) Ice Cream, Edy's new Homemade Ice Cream and Whole Fruit Sorbet(TM). Sales of branded products purchased from other manufacturers (partner brands) increased 18% led by Healthy Choice(R) Low Fat Ice Cream from Con Agra, Inc. Sales of partner brands represented 37% of consolidated net sales compared with 38% (34%, as reported last year, prior to the allocation of the sales of M-K-D Distributors, Inc. between the Company's branded products and partner brands) in the same period last year. The effect of price increases for the Company's branded products and partner brands was not significant.

Cost of goods sold increased $29,719,000, or 22%, over the first quarter of 1996, while the overall gross margin decreased to 19.1% from 20.6%. The gross margin decreased due to lower margins on partner brands in 1997 caused by a shift in the mix of products and the reduction of prior year cost of goods sold by a $2,100,000 insurance settlement recorded during the first quarter of 1996. The decrease in gross margin was partially offset by an increase in the gross margin of the Company's branded products and a relative increase in sales of the Company's branded products as a percent of consolidated net sales (which carry a higher margin than partner brands) in the first quarter of 1997.

Selling, general and administrative expenses in the first quarter of 1997 were $5,777,000, or 19%, higher than in the same period of 1996. This increase related primarily to higher advertising and promotion expenses in the first quarter of 1997 compared with the same period in 1996. Selling, general and administrative expenses remained 18% of total sales in both periods.

Interest expense increased $776,000, or 45%, over the first quarter of 1996, due primarily to additional interest expense from the issuance of senior notes in the second quarter of 1996, partially offset by a reduction in interest expense due to lower borrowings on the Company's line of credit.

Income taxes decreased due to a pre-tax loss in 1997. The effective tax rate remained relatively unchanged at 39.3% for the first quarter of 1997 compared with 39.5% for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at March 29, 1997 decreased $6,989,000 from year-end 1996 due primarily to the seasonal increase in accounts payable and accrued liabilities partially offset by an increase in trade accounts receivable. Cash was provided primarily from operations and was used to reduce long-term debt by $7,889,000 and fund a $6,059,000 increase in property, plant and equipment.

At March 29, 1997, the Company had $1,632,000 in cash and cash equivalents, and an unused credit line of $102,200,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION


ITEM     2.   CHANGES IN SECURITIES

         Title of Class of Security Involved: Preferred Stock Purchase Rights. On March 4, 1997, the Board of Directors of the Registrant approved a second amendment (the Second Amendment) to the Amended and Restated Rights Agreement (the Rights Agreement) dated as of March 4, 1991 by and between the Company and ChaseMellon Shareholder Services, LLC (as second successor in interest to Bank of America, NT&SA), as Rights Agent. The Second Amendment, which became effective March 17, 1997, amends the Rights Agreement to delete the last sentence of Section 27 of the Rights Agreement, thereby allowing for amendment of the Rights Agreement to change the redemption price of the Preferred Stock Purchase Rights (the Rights) or the expiration date of the Rights.


ITEM     6.   EXHIBITS AND REPORTS ON FORM 8-K


         a. The following report on Form 8-K was filed during the quarter ended March 29, 1997:

         Form 8-K filed with the Commission on March 21, 1997 to report an amendment to the Amended and Restated Rights Agreement dated as of March 4, 1991 (the Rights Agreement) between the Company and ChaseMellon Shareholder Services, LLC (as second successor to Bank of America, NT&SA), as Rights Agent, in the form approved by the Board of Directors on March 4, 1997.

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


                              DREYER'S GRAND ICE CREAM, INC.






Dated:  May 13, 1997          By:  /s/ Paul Woodland
                                 -------------------
                                   Paul Woodland
                                   Vice President - Finance and Administration
                                     and Chief Financial Officer