Form 10-Q
period 1997-06-28
DREYERS GRAND ICE CREAM INC
filed 1997-08-12
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

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

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          Shares Outstanding
                                                            August 8, 1997
                                                          ------------------
             Common stock, $1.00 par value                   13,448,780

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               June 28,        December 28,
                                                                 1997              1996
                                                             -----------       -----------
($ in thousands, except per share amounts)                   (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                $  1,500          $  4,134
      Trade accounts receivable, net of
         allowance for doubtful accounts of
         $725 in 1997 and $755 in 1996                          115,928            73,053
      Other accounts receivable                                  17,900            13,638
      Inventories                                                55,592            40,760
      Prepaid expenses and other                                 13,075            13,652
                                                               --------          --------
      Total current assets                                      203,995           145,237

Property, plant and equipment, net                              226,185           225,038
Goodwill and distribution rights, net                            91,507            92,010
Other assets                                                     16,181            16,622
                                                               --------          --------

Total assets                                                   $537,868          $478,907
                                                               ========          ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               June 28,        December 28,
                                                                 1997              1996
                                                             -----------       -----------
($ in thousands, except per share amounts)                   (unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                  $ 83,794          $ 48,391
     Accrued payroll and employee benefits                       19,395            18,198
     Current portion of long-term debt                            8,512             8,512
                                                               --------          --------

     Total current liabilities                                  111,701            75,101

Long-term debt, less current portion                            179,228           163,135
Deferred income taxes                                            39,227            37,802
                                                               --------          --------

Total liabilities                                               330,156           276,038
                                                               --------          --------

Commitments and contingencies

Redeemable convertible Series B preferred stock, $1 par
  value - 1,008,000 shares authorized; 1,008,000
  shares issued and outstanding in 1997 and 1996                 99,018            98,806
                                                               --------          --------

Stockholders' Equity:
     Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1997 and 1996
     Common stock, $1 par value -
          30,000,000 shares authorized; 13,443,000
          shares and 13,345,000 shares issued and
          outstanding in 1997 and 1996, respectively             13,443            13,345
     Capital in excess of par                                    54,463            51,956
     Retained earnings                                           40,788            38,762
                                                               --------          --------

Total stockholders' equity                                      108,694           104,063
                                                               --------          --------


Total liabilities and stockholders' equity                     $537,868          $478,907
                                                               ========          ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                    Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                               -------------------------------             ------------------------------
($ in thousands, except per share amounts)     June 28, 1997     June 29, 1996             June 28, 1997    June 29, 1996
                                               -------------     -------------             -------------    -------------
Revenues:
   Net sales                                     $271,972          $211,568                   $472,410         $378,538
   Other income                                       593               675                        997            1,140
                                                 --------          --------                   --------         --------
                                                  272,565           212,243                    473,407          379,678

Costs and expenses:
   Cost of goods sold                             212,716           164,732                    374,968          299,393
   Selling, general and administrative             46,916            37,143                     83,100           65,421
   Interest, net of interest capitalized            2,743             2,268                      5,231            3,981
                                                 --------          --------                   --------         --------


                                                  262,375           204,143                    463,299          368,795
                                                 --------          --------                   --------         --------


Income before income taxes                         10,190             8,100                     10,108           10,883

Income taxes                                        4,005             3,080                      3,972            4,179
                                                 --------          --------                    --------         --------

Net income                                          6,185             5,020                      6,136            6,704

Accretion of preferred stock to
   redemption value                                   106               106                        212              212
Preferred stock dividends                           1,143             1,143                      2,287            2,287
                                                 --------           -------                   --------         --------

Net income applicable to common stock             $ 4,936           $ 3,771                   $  3,637         $  4,205
                                                  =======           =======                   ========         ========

Net income per common share                       $   .35           $   .28                   $    .27         $    .32
                                                  =======           =======                   ========         ========

Dividends per common share                        $   .06           $   .06                   $    .12         $    .12
                                                  =======           =======                   ========         ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                   Common Stock
                                                -------------------      Capital in        Retained
(In thousands)                                  Shares       Amount     Excess of Par      Earnings        Total
                                                -------     -------     -------------      ---------     ---------
Balance at December 30, 1995                    12,929      $12,929           $39,370       $39,964      $ 92,263
     Net income                                                                               6,704         6,704
     Accretion of preferred stock
          to redemption value                                                                  (212)         (212)
     Preferred stock dividends declared                                                      (2,287)       (2,287)
     Common stock dividends declared                                                         (1,600)       (1,600)
     Common stock issued in acquisition
          of M-K-D Distributors, Inc.              320          320            10,480                      10,800
     Repurchases and retirements
          of common stock                           (4)          (4)             (110)                       (114)
     Employee stock plans                           93           93             1,957                       2,050
                                                ------      -------           -------       -------      --------

Balance at June 29, 1996                        13,338      $13,338           $51,697       $42,569      $107,604
                                                ======      =======           =======       =======      ========


Balance at December 28, 1996                    13,345      $13,345           $51,956       $38,762      $104,063
     Net income                                                                               6,136         6,136
     Accretion of preferred stock
          to redemption value                                                                  (212)         (212)
     Preferred stock dividends declared                                                      (2,287)       (2,287)
     Common stock dividends declared                                                         (1,611)       (1,611)
     Repurchases and retirements
          of common stock                           (6)          (6)             (189)                       (195)
     Employee stock plans                          104          104             2,696                       2,800
                                                ------      -------           -------       -------      --------

Balance at June 28, 1997                        13,443      $13,443           $54,463       $40,788      $108,694
                                                ======      =======           =======       =======      ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                Twenty-Six Weeks Ended
                                                                         ------------------------------------
($ in thousands)                                                          June 28,                   June 29,
                                                                           1997                       1996
                                                                         ---------                   --------
Cash flows from operating activities:
  Net income                                                             $  6,136                    $  6,704
  Adjustments to reconcile net income to cash
  from operations:
    Depreciation and amortization                                          15,520                      13,231
    Deferred income taxes                                                   1,425                       1,905
    Changes in assets and liabilities, net of amounts acquired:
      Trade accounts receivable                                           (42,875)                    (31,126)
      Other accounts receivable                                            (4,262)                       (556)
      Inventories                                                         (14,832)                    (11,634)
      Prepaid expenses and other                                              577                       3,845
      Accounts payable and accrued liabilities                             35,397                      17,519
      Accrued payroll and employee benefits                                 1,197                      (4,847)
                                                                         --------                    --------
                                                                           (1,717)                     (4,959)
                                                                         --------                    --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                            (16,052)                    (36,367)
  Retirement of property, plant and equipment                                 449                       1,513
  Increase in goodwill and distribution rights                                (96)                       (751)
  Increase in other assets                                                    (24)                     (4,346)
                                                                         --------                    --------
                                                                          (15,723)                    (39,951)
                                                                         --------                    --------
Cash flows from financing activities:
  Proceeds from long-term debt                                             22,800                      76,000
  Reductions in long-term debt                                             (6,707)                    (30,472)
  Issuance of common stock under employee stock plans                       2,800                       2,050
  Repurchases of common stock                                                (195)                       (114)
  Cash dividends paid                                                      (3,892)                     (2,719)
                                                                         --------                    --------
                                                                           14,806                      44,745
                                                                         --------                    --------

Decrease in cash and cash equivalents                                      (2,634)                       (165)

Cash and cash equivalents, beginning of period                              4,134                       3,051
                                                                         --------                    --------

Cash and cash equivalents, end of period                                 $  1,500                    $  2,886
                                                                         ========                    ========

Supplemental Cash Flow Information -
  Cash paid (refunded) during the period for:
    Interest (net of amounts capitalized)                                $  5,147                    $  3,769
    Income taxes (net of refunds)                                          (2,900)                        (23)

  Non-cash transaction:
       Acquisition of M-K-D Distributors, Inc.                                                         10,800

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

The consolidated financial statements for the thirteen and twenty-six week periods ended June 28, 1997 and June 29, 1996 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 28, 1996, appearing in the Company's 1996 Annual Report to Stockholders.

NOTE 2 - Financial Statement Presentation:

    Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.

NOTE 3 - Inventories:

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 28, 1997 and December 28, 1996 consisted of the following (in thousands):

                                            June 28,                December 28,
                                             1997                      1996
                                          -----------               ------------
                                          (unaudited)
                 Raw materials               $ 8,470                    $ 5,361
                 Finished goods               47,122                     35,399
                                             -------                    -------
                                             $55,592                    $40,760
                                             =======                    =======


NOTE 4 - Net Income Per Common Share:

    Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period and dilutive common stock equivalents if the dilution exceeds 3% of net income per common share. For the thirteen and twenty-six weeks ended June 28, 1997, the number of common shares used in the calculation were 13,946,000 and 13,391,000, respectively. For the thirteen and twenty-six weeks ended June 29, 1996 the number of common shares used were 13,335,000 and 13,155,000, respectively. The potentially dilutive effect of the Company's redeemable convertible Series B preferred stock and other common stock equivalents used in the calculation of fully diluted net income per common share was anti-dilutive for the thirteen and twenty-six week periods ended June 28, 1997 and June 29, 1996. Accordingly, fully diluted net income per common share is not presented.


In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued. SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). The Company is required to adopt SFAS 128 during the fourth quarter of 1997 effective in the Company's 1997 Annual Report to Stockholders. When adopted, SFAS 128 will require the Company to replace its traditional EPS disclosures with a dual presentation of basic and diluted EPS and to restate all prior EPS data presented. If SFAS 128 had been in effect for the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996, basic and diluted EPS would have been as follows:

                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
              --------------------------------      ---------------------------------
              June 28, 1997      June 29, 1996      June 28, 1997       June 29, 1996
              -------------      -------------      -------------       -------------
Basic            $  .37              $  .28             $  .27               $  .32
Diluted             .35                 .27                .27                  .31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared with the indicated prior period:


                                                      Percentage of Net Sales                     Period-to-Period
                                                      -----------------------                    Increase (Decrease)
                                                                                                ----------------------
                                                                                                Thirteen    Twenty-Six
                                            Thirteen Weeks Ended   Twenty-Six Weeks Ended        Weeks        Weeks
                                            --------------------   ----------------------        1997         1997
                                             June 28,   June 29,     June 28,   June 29,        Compared     Compared
                                               1997       1996         1997       1996          to 1996      to 1996
                                            --------------------   ----------------------       ----------------------
 Revenues:
      Net sales                               100.0%    100.0%        100.0%     100.0%           28.6%         24.8%
      Other income                              0.2       0.3           0.2        0.3           (12.1)        (12.5)
                                              -----     -----        ------      -----

 Total revenues                               100.2     100.3         100.2      100.3            28.4          24.7
                                              =====     =====        ======      =====

 Costs and expenses:
      Cost of goods sold                       78.2      77.8          79.4       79.1            29.1          25.2
      Selling, general and administrative      17.3      17.6          17.6       17.3            26.3          27.0
      Interest, net of interest capitalized     1.0       1.1           1.1        1.0            20.9          31.4
                                              -----     -----        ------      -----
 Total costs and expenses                      96.5      96.5          98.1       97.4            28.5          25.6
                                              -----     -----        ------      -----

 Income before income taxes                     3.7       3.8           2.1        2.9            25.8          (7.1)
                                              -----     -----        ------      -----

 Income taxes                                   1.5       1.4           0.8        1.1            30.0          (5.0)
                                              -----     -----        ------      -----

 Net income                                     2.2       2.4           1.3        1.8            23.2          (8.5)

 Accretion of preferred stock
    to redemption value                         0.0       0.1           0.0        0.1             0.0           0.0

 Preferred stock dividends                      0.4       0.5           0.5        0.6             0.0           0.0
                                              -----     -----        ------      -----

 Net income applicable to
    common stock                                1.8%      1.8%          0.8%       1.1%           30.9%        (13.5)%
                                              =====     =====        ======      =====

RESULTS OF OPERATIONS

The Strategic Plan

    The Company embarked on a five year plan (the Strategic Plan, also referred to as the Grand Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan. As originally announced, the Company anticipated that the cost of implementing the Strategic Plan would materially reduce earnings during the fiscal years of 1994 and 1995. For fiscal 1996, earnings improved to a net income of $6,997,000, or $0.15 per common share, on sales of $791,841,000, from a net loss in 1995 of $(1,524,000), or $(0.26) per common share, on sales of $678,797,000. This improvement is partially attributable to benefits accruing from the investments made under the Strategic Plan during the past two and a half years. The Company believes that the key elements of the Strategic Plan have either been executed or are being executed and that, as a result, the benefits anticipated under the Strategic Plan will be achieved in future years. However, no assurance can be given that these expectations relative to future market share and earnings benefits of the strategy will be achieved. The realization of the benefits will depend upon, among other things, continued consumer purchase responsiveness to the increased marketing expenditures, competitors' marketing responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations.

To date in 1997, the Company recorded net income of $6,136,000 or $0.27 per common share, on sales of $472,410,000, compared with net income of $6,704,000, or $0.32 per common share, on sales of $378,538,000 for the same period of 1996. Net profitability for the first two quarters of 1997 was lower than the prior year primarily due to a $2,100,000 insurance settlement recorded as a reduction of cost of goods sold in the prior year and higher advertising and trade promotion expenses in the current year.


Thirteen Weeks ended June 28, 1997 Compared with Thirteen Weeks Ended June 29, 1996

     Consolidated net sales for the second quarter of 1997 increased 29%, or $60,404,000, to $271,972,000 from $211,568,000 for the same period last year.
Sales of the Company's branded products were 32%, or $41,380,000, higher than the comparable quarter in 1996 and accounted for the majority of the overall sales increase. The increase in sales of the Company's branded products related primarily to higher unit sales in all markets due in part to the continued higher advertising and promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Dreyer's and Edy's Grand Light(R) Ice Cream, Starbucks(TM) Ice Cream and Edy's new Homemade Ice Cream. Sales of other companies' branded products (partner brands) increased 23%, led by Healthy Choice(R) Low Fat Ice Cream from Con Agra, Inc., frozen novelty and ice cream products from Nestle Ice Cream Company, and Ben and Jerry's Homemade(R) superpremium products. Sales of partner brands represented 38% of consolidated net sales compared with 39% in the same period last year. Wholesale prices for the Company's branded products increased approximately 3%. The effect of price increases for partner brands was not significant.

Cost of goods sold increased $47,984,000, or 29%, over the second quarter of 1996, while the overall gross margin decreased to 21.8% from 22.1%. The gross margin decreased due to lower margins on partner brands in 1997 caused by a shift in the mix of products and a slight increase in distribution costs relating to increased sales in the midwestern and eastern United States, where distribution costs per unit are currently higher than the Company's average. These decreases in gross margin were partially offset by an increase in sales of the Company's branded products as a percent of consolidated net sales (which carry a higher margin than partner brands) in the second quarter of 1997.

Selling, general and administrative expenses in the second quarter of 1997 were $9,773,000, or 26%, higher than in the same period of 1996. This increase related primarily to significantly higher promotion expenses in the second quarter of 1997 compared with the same period in 1996. Selling, general and administrative expenses decreased slightly from 17.6% of net sales in 1996 to 17.3% of net sales in 1997.

Interest expense increased $475,000, or 21%, over the second quarter of 1996, due primarily to additional interest expense from the issuance of senior notes in the second quarter of 1996, partially offset by a reduction in interest expense due to lower average borrowings on the Company's line of credit.

Income taxes increased primarily due to higher pre-tax income in 1997. The effective tax rate increased to 39.3% for the second quarter of 1997 compared with 38.0% for the second quarter of 1996.

Twenty-six Weeks ended June 28, 1997 Compared with Twenty-six Weeks ended June 29, 1996

     Consolidated net sales for the twenty-six weeks ended June 28, 1997 increased 25%, to $472,410,000 compared with $378,538,000 for the same period last year. Sales of the Company's branded products were 27%, or $63,775,000, higher than in the same period last year and accounted for the majority of the increase in total sales. The increase in sales of the Company's branded products related primarily to higher unit sales in all markets due in part to the continued higher advertising and promotion spending under the Company's Strategic Plan. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Starbucks(TM) Ice Cream, Dreyer's and Edy's Grand Light(R) Ice Cream and Edy's new Homemade Ice Cream. Sales of partner brands increased 21%, led by Healthy Choice(R) Low Fat Ice Cream from Con Agra, Inc. and frozen novelty and ice cream products from Nestle Ice Cream Company. Sales of partner brands represented 37% of consolidated net sales as compared with 38% in the same period last year. Wholesale prices for the Company's branded products increased approximately 3%. The effect of price increases for partner brands was not significant.


Cost of goods sold increased $75,575,000, or 25%, as compared with 1996, while the overall gross margin decreased slightly from 20.9% to 20.6% in 1997. The gross margin decreased due to lower margins on partner brands in 1997 caused by a shift in the mix of products and the reduction of prior year cost of goods sold due to a $2,100,000 insurance gain recorded during the first quarter of 1996. These decreases in gross margin were partially offset by an increase in sales of the Company's branded products as a percent of consolidated net sales (which carry a higher margin than partner brands) in the second quarter of 1997.

Selling, general and administrative expenses in the first two quarters of 1997 increased $17,679,000, or 27%, as compared with the same period in 1996. This increase related primarily to significantly higher promotion expenses in the first two quarters of 1997 compared with the same period in 1996. Selling, general and administrative expenses increased slightly as a percentage of net sales from 17.6% for the first two quarters 1997 compared with 17.3% for the same period in 1996.

Interest expense in the first two quarters of 1997 was $1,250,000, or 31%, higher than in the same period in the prior year due primarily to additional interest expense from the issuance of senior notes in the second quarter of 1996, partially offset by a reduction in interest expense due to lower average borrowings on the Company's line of credit.

Income taxes decreased $207,000 reflecting a lower pre-tax income, while the effective tax rate increased from 38.4% for the first two quarters of 1996 to 39.3% for the first two quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at June 28, 1997 increased $22,158,000 from year-end 1996 due primarily to the seasonal increase in accounts receivable and inventories partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from borrowings on the Company's long term line of credit and was used to fund a $16,052,000 increase in property, plant and equipment.

At June 28, 1997, the Company had $1,500,000 in cash and cash equivalents, and an unused credit line of $76,500,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

            Title of Class of Security Involved: Preferred Stock Purchase Rights. On May 14, 1997 the Board of Directors of the Registrant approved a third amendment (the Third Amendment) to the Amended and Restated Rights Agreement (the Rights Agreement) dated as of March 4, 1991 by and between the Company and ChaseMellon Shareholder Services, LLC (as second successor in interest to Bank of America, NT&SA), as Rights Agent . The Third Amendment, which became effective May 15, 1997 amends the Rights Agreement to change the Final Expiration Date (as defined in the Rights Agreement) to May 16, 2007, and to increase the Purchase Price (as defined in the Rights Agreement) for each one-hundredth of a Preferred Share (as defined in the Rights Agreement) to $300, subject to adjustment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 14, 1997, the Company held its 1997 Annual Meeting of Stockholders. A total of 12,612,236 shares (77.4%) of the outstanding shares were represented at the meeting whether by person or proxy, including the shares of common stock into which the outstanding shares of Series B Convertible Preferred Stock were convertible on the record date for the meeting. Matters submitted to a vote of securities holders at the meeting were as follows:

     a. Election of three Class III directors to hold office until the 2000 Annual Meeting of Stockholders or until their successors are elected and qualified; and

     b. Approval of the appointment of Price Waterhouse LLP as independent public accountants for the fiscal year 1997 and thereafter until a successor is appointed.

            At the Annual Meeting, T. Gary Rogers, William F. Cronk, and M. Steven Langman were elected as directors of Class III of the Company's Board Directors. Jan L. Booth, John W. Larson, and Jack O. Peiffer continue to hold office as directors of Class I of the Board of Directors until the 1998 Annual Meeting. Timm F. Crull, Edmund R. Manwell and Timothy P. Smucker continue to hold office as directors of Class II of the Board of Directors until the 1999 Annual Meeting.

            Price Waterhouse LLP was approved as the Company's independent public accountants for the fiscal year 1997. The number of affirmative votes cast was 12,604,639. The number of negative votes cast was 2,602.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

       a. The following report on Form 8-K was filed during the quarter ended June 28, 1997:

            Form 8-K filed with the commission on May 19, 1997 to report an amendment to the Amended and Restated Rights Agreement dated as of March 4, 1991 between the Company and ChaseMellon Shareholder Services, LLC (as second successor to Bank of America, NT&SA), as Rights Agents, in the form approved by the Board of Directors on May 14, 1997.

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


                                  DREYER'S GRAND ICE CREAM, INC.






Dated:  August 12, 1997           By:  /s/ Paul R. Woodland
                                     ---------------------------------------
                                     Paul R. Woodland
                                     Vice President - Finance and Administration
                                       and Chief Financial Officer

                                                                      EXHIBIT 11

                         DREYER'S GRAND ICE CREAM, INC.

                   COMPUTATION OF NET INCOME PER COMMON SHARE
                                   (unaudited)

                                                    Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                 ------------------------------      -----------------------------
(in thousands, except per share amount)          June 28, 1997    June 29, 1996      June 28, 1997   June 29, 1996
                                                 -------------    -------------      -------------   -------------
PRIMARY

Net income applicable to common stock              $  4,936         $  3,771           $  3,637        $  4,205

Weighted average number of shares of
common stock outstanding                             13,415           13,335             13,391          13,155
                                                   --------         --------           --------        --------

Net income per common share, simple                $    .37         $    .28(1)        $    .27(1)     $    .32(1)
                                                   ========         ========           ========        ========

Weighted average number of shares of common
   stock outstanding                                 13,415

Common stock equivalent--assumed exercise of
   common stock options and warrants                    531
                                                   --------

Weighted average number of shares of common
   stock outstanding, including common
   stock equivalents                                 13,946
                                                   ========

Net income per common share, primary               $    .35(2)
                                                   ========

FULLY DILUTED

Net income applicable to common stock              $  4,936         $  3,771           $  3,637        $  4,205

Add preferred dividends on redeemable
  convertible Series B preferred stock, due
  June 2001, and accretion of preferred
  stock to redemption value                           1,249            1,249              2,499           2,499
                                                   --------         --------           --------        --------

Adjusted net income                                $  6,185         $  5,020           $  6,136        $  6,704
                                                   ========         ========           ========        ========

Weighted average number of shares of
common stock outstanding                             13,415           13,335             13,391          13,155

Common stock equivalent--assumed exercise
of common stock options and warrants                    826              464                838             394
Assumed conversion of preferred stock                 2,900            2,900              2,900           2,900
                                                   --------         --------           --------        --------

Adjusted shares                                      17,141           16,699             17,129          16,449
                                                   ========         ========           ========        ========

Net income per common share, fully diluted         $    .36         $    .30(3)        $    .36(3)     $    .41(3)
                                                   ========         =========          ========        ========

                                                                     EXHIBIT 11

                         DREYER'S GRAND ICE CREAM, INC.

                   COMPUTATION OF NET INCOME PER COMMON SHARE
                                   (unaudited)


(1) The number of shares of the Company's common stock obtainable upon exercise of outstanding options and warrants exceeded 20% of the number of common shares outstanding at the end of the period. However, the calculation of net income per common share using the modified treasury stock method as required by paragraph 38 of APB Opinion No. 15 is not submitted because it results in dilution of less than 3%.
(2) The number of shares of the Company's common stock obtainable upon exercise of outstanding options and warrants exceeded 20% of the number of common shares outstanding at the end of the period. However, the calculation of net income per common share using the modified treasury stock method as required by paragraph 38 of APB Opinion No. 15 is not submitted because it results in the same dilution of net income per common share as calculated under the treasury stock method.
(3)  This calculation is submitted in accordance with Regulation S-K item 601(b)
    (11) although it is contrary to APB Opinion No. 15 because it produces an anti-dilutive effect.