Form 10-Q
period 1997-09-27
DREYERS GRAND ICE CREAM INC
filed 1997-11-12
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

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

                                                       Shares Outstanding
                                                        November 7, 1997
                                                        ----------------
              Common stock, $1.00 par value                 27,010,598

                         DREYER'S GRAND ICE CREAM, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                September 27,     December 28,
                                                    1997              1996
                                                ------------      ------------
($ in thousands, except per share amounts)       (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                      $  4,941          $  4,134
   Trade accounts receivable, net of
      allowance for doubtful accounts of
      $720 in 1997 and $755 in 1996                101,510            73,053
   Other accounts receivable                        19,029            13,638
   Inventories                                      53,201            40,760
   Prepaid expenses and other                       10,625            13,652
                                                  --------          --------

   Total current assets                            189,306           145,237

Property, plant and equipment, net                 227,910           225,038
Goodwill and distribution rights, net               90,694            92,010
Other assets                                        16,640            16,622
                                                  --------          --------

Total assets                                      $524,550          $478,907
                                                  ========          ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                   September 27,   December 28,
                                                       1997            1996
                                                   ------------    ------------
                                                   (unaudited)
($ in thousands, except per share amounts)

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued liabilities        $    56,578     $    48,391
   Accrued payroll and employee benefits                18,961          18,198
   Current portion of long-term debt                     8,512           8,512
                                                   -----------     -----------

   Total current liabilities                            84,051          75,101

Long-term debt, less current portion                   188,091         163,135
Deferred income taxes                                   40,382          37,802
                                                   -----------     -----------

Total liabilities                                      312,524         276,038
                                                   -----------     -----------

Commitments and contingencies

Redeemable convertible preferred stock, $1 par
   value - 1,008,000 shares authorized;
   1,008,000 shares issued and outstanding
   in 1997 and 1996                                     99,124          98,806
                                                   -----------     -----------

Stockholders' Equity:
   Preferred stock, $1 par value -
      8,992,000 shares authorized; no shares
      issued or outstanding in 1997 and 1996
   Common stock, $1 par value -
      60,000,000 shares authorized;
      26,988,000 shares and 13,345,000 shares
      issued and outstanding in 1997 and 1996,
      respectively                                      26,988          13,345
   Capital in excess of par                             42,220          51,956
   Retained earnings                                    43,694          38,762
                                                   -----------     -----------

Total stockholders' equity                             112,902         104,063
                                                   -----------     -----------


Total liabilities and stockholders' equity         $   524,550     $   478,907
                                                   ===========     ===========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                        Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                     ----------------------------     ----------------------------
                                     September 27,  September 28,     September 27,  September 28,
($ in thousands, except per               1997           1996              1997           1996
share amounts)                       -------------  -------------     -------------  -------------

Revenues:
  Net sales                            $286,256        $234,644        $758,666        $613,182
  Other income                            1,088              63           2,085           1,203
                                       --------        --------        --------        --------
                                        287,344         234,707         760,751         614,385

Costs and expenses:
  Cost of goods sold                    220,615         182,987         595,583         482,380
  Selling, general and
    administrative                       55,638          43,419         138,738         108,840
  Interest, net of interest
    capitalized                           2,911           2,936           8,142           6,917
                                       --------        --------        --------        --------

                                        279,164         229,342         742,463         598,137
                                       --------        --------        --------        --------

Income before income taxes                8,180           5,365          18,288          16,248

Income taxes                              3,215           2,060           7,187           6,239
                                       --------        --------        --------        --------

Net income                                4,965           3,305          11,101          10,009

Accretion of preferred stock to
  redemption value                          106             106             318             318
Preferred stock dividends                 1,144           1,144           3,431           3,431
                                       --------        --------        --------        --------

Net income applicable to
  common stock                         $  3,715        $  2,055        $  7,352        $  6,260
                                       ========        ========        ========        ========

Net income per common share            $    .13        $    .08        $    .26        $    .24
                                       ========        ========        ========        ========

Dividends per common share             $    .03        $    .03        $    .09        $    .09
                                       ========        ========        ========        ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)



                                            Common Stock
                                         --------------------    Capital in     Retained
(In thousands)                            Shares      Amount    Excess of Par    Earnings      Total
                                         --------     -------   -------------   ---------     --------

Balance at December 30, 1995             12,929       $12,929      $ 39,370       $39,964      $ 92,263
   Net income                                                                      10,009        10,009
   Accretion of preferred stock to
     redemption value                                                                (318)         (318)
   Preferred stock dividends
     declared                                                                      (3,431)       (3,431)
   Common stock dividends declared                                                 (2,400)       (2,400)
   Common stock issued in
     acquisition of M-K-D
     Distributors, Inc.                     320           320        10,480                      10,800
   Repurchases and retirements of
     common stock                            (6)           (6)         (157)                       (163)
   Employee stock plans                      98            98         2,090                       2,188
                                       --------       -------      --------      --------      --------

Balance at September 28, 1996            13,341       $13,341      $ 51,783       $43,824      $108,948
                                       ========       =======      ========      ========      ========


Balance at December 28, 1996             13,345       $13,345      $ 51,956       $38,762      $104,063
   Net income                                                                      11,101        11,101
   Accretion of preferred stock to
     redemption value                                                                (318)         (318)
   Preferred stock dividends
     declared                                                                      (3,431)       (3,431)
   Common stock dividends declared                                                 (2,420)       (2,420)
   Repurchases and retirements of
     common stock                            (6)           (6)         (224)                       (230)
   Employee stock plans                     155           155         3,982                       4,137
   Common stock split                    13,494        13,494       (13,494)
                                       --------       -------      --------      --------      --------
Balance at September 27, 1997            26,988       $26,988      $ 42,220       $43,694      $112,902
                                       ========       =======      ========      ========      ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                          Thirty-Nine Weeks Ended
                                                   --------------------------------------
($ in thousands)                                    September 27,         September 28,
                                                        1997                   1996
                                                   ----------------       ---------------
Cash flows from operating activities:
   Net income                                           $   11,101             $  10,009
   Adjustments to reconcile net income to cash
   from operations:
      Depreciation and amortization                         23,753                20,314
      Deferred income taxes                                  2,580                 2,842
      Changes in assets and liabilities, net of
      amounts acquired:
         Trade accounts receivable                         (28,457)              (26,594)
         Other accounts receivable                          (5,391)               (1,278)
         Inventories                                       (12,441)              (10,380)
         Prepaid expenses and other                          3,027                 5,039
         Accounts payable and accrued liabilities            8,178                18,842
         Accrued payroll and employee benefits                 763                (5,294)
                                                         ----------             ---------
                                                             3,113               (13,500)
                                                         ----------             ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment            (25,159)              (50,289)
   Retirement of property, plant and equipment                 661                 1,856
   Increase in goodwill and distribution rights                (96)                 (968)
   Increase in other assets                                   (733)               (3,599)
                                                         ----------             ---------
                                                           (25,327)              (53,000)
                                                         ----------             ---------
Cash flows from financing activities:
   Proceeds from long-term debt                             32,000                76,000
   Reductions in long-term debt                             (7,044)              (35,194)
   Issuance of common stock under employee stock             4,137                 2,188
   plans
   Repurchases of common stock                                (230)                 (163)
   Cash dividends paid                                      (5,842)               (3,887)
                                                         ----------             ---------
                                                            23,021                38,944
                                                         ----------             ---------

Increase (decrease) in cash and cash equivalents               807                  (556)

Cash and cash equivalents, beginning of period               4,134                 3,051
                                                         ----------             ---------

Cash and cash equivalents, end of period                 $   4,941              $  2,495
                                                         ==========             ========

Supplemental Cash Flow Information -
 Cash paid during the period for:
         Interest (net of amounts capitalized)           $  8,174               $  5,901
         Income taxes (net of refunds)                        345                    102

   Non-cash transaction:
         Acquisition of M-K-D Distributors, Inc.                                  10,800



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

The consolidated financial statements for the thirteen and thirty-nine week periods ended September 27, 1997 and September 28, 1996 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 28, 1996, appearing in the Company's 1996 Annual Report to Stockholders.

NOTE 2 - Financial Statement Presentation:

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.

NOTE 3 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 27, 1997 and December 28, 1996 consisted of the following (in thousands):


                    September 27,         December 28,
                        1997                  1996
                    ------------          ------------
                    (unaudited)


Raw materials       $      8,369           $     5,361
Finished goods            44,832                35,399
                    ------------           -----------

                    $     53,201           $    40,760
                    ============           ===========


NOTE 4 - Common Stock Split:

   On October 23, 1997, the stockholders of the Company approved a two-for-one common stock split for holders of record on October 30, 1997. An amount equal to the par value of the common stock to be issued was transferred from capital in excess of par to common stock to retroactively reflect this split.

Additionally, the number of shares and earnings and dividends per share information appearing in these consolidated financial statements have been restated to reflect this stock split on a retroactive basis.

NOTE 5 - Net Income Per Common Share:

   Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period and dilutive common stock equivalents if the dilution exceeds 3% of net income per common share. The number of shares have been retroactively restated to reflect a common stock split as discussed in Note 4.

For the thirteen and thirty-nine weeks ended September 27, 1997, the number of common shares used in the calculation were 28,937,000 and 28,142,000, respectively. For the thirteen and thirty-nine weeks ended September 28, 1996 the number of common shares used were 26,680,000 and 26,432,000, respectively. The potentially dilutive effect of the Company's redeemable convertible preferred stock and other common stock equivalents used in the calculation of fully diluted net income per common share was anti-dilutive for the thirteen and thirty-nine week periods ended September 27, 1997 and September 28, 1996. Accordingly, fully diluted net income per common share is not presented.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued. SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). The Company is required to adopt SFAS 128 during the fourth quarter of 1997 effective in the Company's 1997 Annual Report to Stockholders. When adopted, SFAS 128 will require the Company to replace its traditional EPS disclosures with a dual presentation of basic and diluted EPS and to restate all prior EPS data presented. If SFAS 128 had been in effect for the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996, basic and diluted EPS would have been as follows:

                         Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                 ------------------------------------   -------------------------------------
                  September 27,       September 28,      September 27,        September 28,
                       1997               1996               1997                 1996
                 -----------------   ----------------   ----------------     ----------------

Basic                 $   .14            $   .08            $   .27            $   .24
Diluted                   .13                .08                .26                .23


NOTE 6 - Redeemable, Convertible Preferred Stock:

   On October 3, 1997, the Company converted its Series B redeemable, convertible preferred stock (Series B) to Series A redeemable, convertible preferred stock (Series A). Series B holders received quarterly preferred dividends of approximately $1,143,000. Series A holders receive preferred dividends at a per share rate equivalent to the common stock dividend rate assuming the Series A had been converted into 5,800,000 shares of common stock.

NOTE 7 - Insurance Claim:

   In September 1997, the Company recorded a gain relating to an insurance claim filed as a result of the accidental release of ammonia (refrigerant) into one of its manufacturing facilities which contaminated the finished goods inventory. The Company's insurance covers the value of the finished goods inventory at its normal selling price, plus expenses incurred in recovering from the accident. This insurance claim resulted in a gain of $1,200,000, which was recorded as a reduction in cost of goods sold in the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared with the indicated prior period:


                                                                                Period-to-Period
                                          Percentage of Net Sales              Increase (Decrease)
                                 -------------------------------------------   ---------------------
                                   Thirteen Weeks        Thirty-Nine Weeks     Thirteen  Thirty-Nine
                                       Ended                   Ended             Weeks      Weeks
                                 --------------------   --------------------      1997       1997
                                 Sept. 27,  Sept. 28,   Sept. 27,  Sept. 28,    Compared   Compared
                                    1997       1996        1997       1996       to 1996    to 1996
                                 ---------  ---------   ---------  ---------   ---------------------
Revenues:
   Net sales                        100.0%     100.0%     100.0%     100.0%        22.0%     23.7%
   Other income                       0.4        0.0        0.3        0.2          NM       73.3
                                  -------    -------   --------    -------

Total revenues                      100.4      100.0      100.3      100.2         22.4      23.8
                                  -------    -------   --------    -------


Costs and expenses:
   Cost of goods sold                77.1       78.0       78.5       78.7         20.6      23.5
   Selling, general and
     administrative                  19.4       18.5       18.3       17.8         28.1      27.5
   Interest, net of interest
     capitalized                      1.0        1.2        1.1        1.1         (0.9)     17.7
                                  -------    -------   --------    -------

Total costs and expenses             97.5       97.7       97.9       97.6         21.7      24.1
                                  -------    -------   --------    -------

Income before income taxes            2.9        2.3        2.4        2.6         52.5      12.6
                                  -------    -------   --------    -------

Income taxes                          1.2        0.9        0.9        1.0         56.1      15.2
                                  -------    -------   --------    -------

Net income                            1.7        1.4        1.5        1.6         50.2      10.9

Accretion of preferred stock to
  redemption value                    0.0        0.0        0.0        0.0          0.0       0.0

Preferred stock dividends             0.4        0.5        0.5        0.5          0.0       0.0
                                  -------    -------   --------    -------
Net income applicable to
  common stock                        1.3%       0.9%       1.0%       1.1%        80.8%     17.4%
                                  =======    =======   ========    =======

FORWARD LOOKING STATEMENTS

   The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In accordance with this "safe harbor" provision, we have identified that forward-looking statements are contained in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

Also, in connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause the Company's actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the cautionary statements set forth below and in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Strategic Plan

   The Company embarked on a new strategic plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and leverage this capability with sophisticated information systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

The Company continues to make significant progress against the key elements of the Strategic Plan. This progress has yielded a leading market share in a consolidating industry. The Company's direct-store-delivery system has now reached national scope and includes emerging category management and demand management capabilities. The Company is launching a wide range of new product initiatives. Following the national introduction of Whole Fruit Sorbet and Starbucks(TM) Ice Cream, the Company has just begun an expansion of its Dreyer's and Edy's Homemade brand from its test markets in the Southeast to a national roll-out. In light of these successes, the Company believes that the benefits under the Strategic Plan will be realized in future years. However, no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. The realization of the benefits will depend upon, among other things, consumer purchase responsiveness to the Company's new products and increased marketing and promotion expenditures, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations.

As originally announced, the Company anticipated that the cost of implementing the Strategic Plan would materially reduce earnings during the fiscal years of 1994 and 1995. For fiscal 1996, earnings improved to a net income of $6,997,000, or $0.08 per common share from a net loss in 1995 of $(1,524,000), or $(0.13) per common share. Through the third quarter of 1997, the Company recorded net income of $11,101,000 or $0.26 per common share compared with net income of $10,009,000, or $0.24 per common share for the same period of 1996. Net profitability for the first three quarters of 1997 was higher than the prior year primarily due to an improvement in the Company's gross margin offset by significantly higher trade promotion expenses. The Company believes that the cost of the Strategic Plan's key elements will continue to negatively affect its short-term earnings.

Thirteen Weeks ended September 27, 1997 Compared with Thirteen Weeks Ended September 28, 1996

    Consolidated net sales for the third quarter of 1997 increased 22%, or $51,612,000, to $286,256,000 from $234,644,000 for the same period last year.
Sales of the Company's branded products were 24%, or $35,357,000, higher than the comparable quarter in 1996 and accounted for the majority of the overall sales increase. The increase in sales of the Company's branded products related primarily to higher unit sales in all markets. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Starbucks(TM) Ice Cream, Dreyer's and

Edy's Homemade Ice Cream, and Dreyer's and Edy's Grand Light(R) Ice Cream. These higher sales are due in part to the effect of a significant increase in trade promotion spending and comparatively higher advertising spending under the Company's Strategic Plan. Sales of other companies' branded products (partner brands) increased 18%, led by Ben and Jerry's Homemade(R) superpremium products, frozen novelty and ice cream products from Nestle Ice Cream Company, and Healthy Choice(R) Low Fat Ice Cream from Con Agra, Inc. Sales of partner brands represented 37% of consolidated net sales compared with 38% in the same period last year. Wholesale prices for the Company's branded products increased approximately 4%, before the effect of trade promotion spending. The effect of price increases for partner brands was not significant.

Other income increased $1,025,000 primarily due to higher earnings from a joint venture accounted for under the equity method.

Cost of goods sold increased $37,628,000, or 21%, over the third quarter of 1996, while the overall gross margin increased to 22.9% from 22.0%. The gross margin increased due to higher margins on Company products, a comparatively higher proportion of sales represented by those products (which carry a higher margin than partner brands), the benefit of a $1,200,000 non-recurring insurance gain (See Note 7 of Notes to Consolidated Financial Statements) offset by slightly higher distribution costs. The improvement in the gross margin on Company products was due to lower dairy costs in the third quarter of 1997 as compared to the same quarter in 1996.

Selling, general and administrative expenses increased from 18.5% of net sales for the third quarter of 1996 to 19.4% of net sales for the same period in 1997. The increase of $12,219,000, or 28%, related primarily to significantly higher trade promotion expenses in the third quarter of 1997 compared with the same period in 1996.

Income taxes increased primarily due to higher pre-tax income in 1997. The effective tax rate increased to 39.3% for the third quarter of 1997 compared with 38.4% for the third quarter of 1996.

Thirty-Nine Weeks ended September 27, 1997 Compared with Thirty-Nine Weeks ended September 28, 1996

    Consolidated net sales for the thirty-nine weeks ended September 27, 1997 increased 24%, to $758,666,000 compared with $613,182,000 for the same period last year. Sales of the Company's branded products were 26%, or $99,132,000, higher than in the same period last year and accounted for the majority of the increase in total sales. The increase in sales of the Company's branded products related primarily to higher unit sales in all markets. The products that led this increase were Dreyer's and Edy's Grand Ice Cream, Starbucks(TM) Ice Cream, Dreyer's and Edy's Grand Light(R) Ice Cream and Dreyer's and Edy's Homemade Ice Cream. These higher sales are due in part to the effect of a significant increase in trade promotion spending and comparatively higher advertising spending under the Company's Strategic Plan. Sales of partner brands increased 20%, led by Healthy Choice(R) Low Fat Ice Cream from Con Agra, Inc., frozen novelty and ice cream products from Nestle Ice Cream Company and Ben and Jerry's Homemade(R) superpremium products. Sales of partner brands represented 37% of consolidated net sales as compared with 38% in the same period last year. Wholesale prices for the Company's branded products increased approximately 4%, before the effect of trade promotion spending. The effect of price increases for partner brands was not significant.

Other income increased $882,000 primarily due to higher earnings from a joint venture accounted for under the equity method.

Cost of goods sold increased $113,203,000, or 23%, as compared with 1996, while the overall gross margin increased slightly from 21.3% to 21.5% in 1997. The gross margin increased due to higher sales of the Company's branded products as a percent of total consolidated net sales (which carry a higher margin than partner brands) and an increase in the gross margin for Company products due to lower dairy costs. These improvements were offset by lower margins on partner brand sales due to a shift in the mix of partner brand products sold.

Selling, general and administrative expenses increased as a percentage of net sales from 17.8% for the first three quarters of 1996 compared with 18.3% for the same period in 1997. The increase of $29,898,000, or 27%, related primarily to significantly higher trade promotion expenses in the first three quarters of 1997 compared with the same period in 1996.

Interest expense in the first three quarters of 1997 was $1,225,000, or 18%, higher than in the same period in the prior year due primarily to additional interest expense from the issuance of senior notes in the second quarter of 1996, partially offset by a reduction in interest expense due to lower average borrowings on the Company's line of credit.

Income taxes increased reflecting a higher pre-tax income, while the effective tax rate increased from 38.4% for the first three quarters of 1996 to 39.3% for the first three quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 27, 1997 increased $35,119,000 from year-end 1996 due primarily to the seasonal increase in accounts receivable and inventories partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from borrowings on the Company's long term line of credit and was used to fund a $25,159,000 increase in property, plant and equipment.

At September 27, 1997, the Company had $4,941,000 in cash and cash equivalents, and an unused credit line of $67,300,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

On October 3, 1997, the Company converted its Series B redeemable, convertible preferred stock to Series A redeemable, convertible preferred stock. (See Note 6 of Notes to Consolidated Financial Statements).

On October 23, 1997, the stockholders of the Company approved a two-for-one common stock split for holders of record on October 30, 1997. Earnings per share information appearing in this Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations has been restated to reflect this stock split on a retroactive basis. (See Note 4 of Notes to Consolidated Financial Statements.)

PART II:  OTHER INFORMATION

ITEM    4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On October 23, 1997, the Company held a Special Meeting of Stockholders. A total of 15,495,621 shares (94.64%) of the outstanding shares were represented at the meeting whether by person or by proxy, including the shares of common stock into which the outstanding shares of Series B Redeemable, Convertible Preferred Stock were convertible on the record date for the meeting. The sole matter submitted to a vote of the security holders at the meeting was the approval of the Amendment of the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock, $1.00 par value, from 30,000,000 to 60,000,000 and to effect a two-for-one split of the Company's common stock.

           The amendment and split was approved with 12,427,331 affirmative votes cast. The number of negative votes cast was 3,058,896. The number of votes abstaining was 9,394.

ITEM    6. EXHIBITS AND REPORT ON FORM 8-K

        a. No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

        b. Exhibits

Exhibit No.                                        Description

10.1 Fourth Amendment to Note Agreement dated as of June 10, 1997 between Dreyer's Grand Ice Cream, Inc. and each of Massachusetts Mutual Life Insurance Company, MML Pension Insurance Company, the Connecticut Mutual Life Insurance Company, the Equitable Life Assurance Society of the United States, and Transamerica Occidental Life Insurance Company (together, the "Lenders"), amending the Note Agreements dated as of March 15, 1991 between Dreyer's Grand Ice Cream, Inc. and each of the Lenders.

11         Computation of Net Income Per Common Share.

27         Financial Data Schedule.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DREYER'S GRAND ICE CREAM, INC.






Dated:  November 11, 1997                  By: /s/ T. GARY ROGERS
                                               ---------------------------------
                                               T. Gary Rogers
                                               Chairman of the Board and
                                                   Chief Executive Officer and
                                                   Acting Chief Financial
                                                   Officer