Form 10-K
period 1997-12-27
DREYERS GRAND ICE CREAM INC
filed 1998-03-27
CIK 352305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                       OR

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                              ------------------.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value (based on the average of the high and low sales prices on March 19, 1998, as reported by NASDAQ) of the Common Stock held by non-affiliates was approximately $466,172,928. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

    As of March 19, 1998, the latest practicable date, 27,087,949 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 27, 1997, filed as Exhibit 13 to this Annual Report on Form 10-K, are incorporated by reference into Part IV of the Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 27, 1997 is not to be deemed filed as part of this Report.

    Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 26, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.
================================================================================

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

     Dreyer's manufactures and distributes premium ice cream and other frozen dessert products. Since 1977, Dreyer's has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of frozen dairy and other frozen desserts sold under the Dreyer's and Edy's brand names in retail outlets serving more than 86% of the households in the United States. The Dreyer's line of products are available in the thirteen western states, Texas and certain markets in the Far East. The Company's products are sold under the Edy's brand name generally throughout the remaining regions of the United States. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system further described below under the caption "Marketing, Sales and Distribution." The Company also distributes and, in certain instances, manufactures branded ice cream and frozen dessert products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

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

     Dreyer's and Edy's Grand Ice Cream is the Company's flagship product which utilizes traditional formulations with all natural flavorings and is characterized by premium quality taste and texture, and diverse flavor selection. The flagship product is complimented by the Company's successful reduced fat, low cholesterol products such as Frozen Yogurt; Grand Light; No Sugar Added and Fat Free ice creams; and the Company's Sherbet and Whole Fruit Sorbet products. The Company believes these products are well positioned in the segments of the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. During 1997, the Company introduced Homemade Ice Cream on a nationwide basis. The Company produces Portofino(R) brand Italian style ice cream which is distributed in selected western markets, and manufactures and distributes Starbucks(R) Ice Cream products for its joint venture with Starbucks Coffee Company. The Company also produces a premium soft serve product, Grand Soft(R), which is available as ice cream or frozen yogurt. The Company's novelty line features Dreyer's and Edy's Ice Cream Bars, Fruit Bars, and Sundae Cones. The Company redesigned its 1997 packaging for the novelty products to reposition these products to target the family segment of the market. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company's product lines now include over 100 flavors that are selected both on the basis of general popularity and on the intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program.

     The Company holds registered trademarks on many of its products. Dreyer's believes that consumers associate the Company's trademarks, distinctive packaging and trade dress with its high quality products. The Company does not own any patents that are material to its business. Research and development expenses are not a significant expense of the Company, nor have they been a significant expense historically.

MARKETING, SALES AND DISTRIBUTION

     The Company's marketing strategy is based upon management's belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways -- taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product's quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer following. It is the Company's goal to develop such a consumer following in each major market in which it does business.

     The Company embarked on a strategic plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and leverage this capability with sophisticated information systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan. The Company believes that the benefits under the Strategic Plan will be realized in future years. However, no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. The realization of the benefits will depend upon, among other things, consumer purchase responsiveness to the Company's new products and increased marketing and promotion expenditures, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations. For additional information regarding the Strategic Plan see the discussion set forth under the caption "Results of Operations" which appears on page 31 of the Company's 1997 Annual Report to Stockholders.

     Unlike many other ice cream manufacturers, the Company uses a direct-store-delivery system which allows distribution of the Company's products directly to the retail ice cream cabinet by either the Company's own personnel or independent distributors who primarily distribute the Company's products. This store level distribution allows service to be tailored to the needs of each store. Dreyer's believes this service ensures proper product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold. Under the Strategic Plan, the Company's distribution network has been significantly expanded to where the Company's products are available to grocery stores serving approximately 86% of the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

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

     Distribution in the remainder of the United States is under the Edy's brand name with most of the distribution handled through nineteen Company-owned distribution centers, including centers in New Jersey, Chicago, Washington, D.C., Atlanta, Tampa and Kansas City. The Company also has independent distributors handling the Company's products in certain market areas east of the Rocky Mountains.

     Taken together, independent distributors accounted for approximately 22% of the Company's consolidated net sales in 1997. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     For fiscal 1997, no customer accounted for more than 10% of consolidated net sales of the Company. The Company's export sales were about 1% of 1997 consolidated net sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

MANUFACTURING

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. In order to serve high altitude markets and to occasionally meet peak periods of demand, the Company has manufacturing agreements with three ice cream manufacturers to produce Dreyer's line of products in accordance with specifications and quality control provided by Dreyer's. Of the approximately 90 million gallons of the Company's products sold in 1997, approximately three million gallons were manufactured under these arrangements. The Company also has manufacturing agreements with five different facilities to produce the majority of its novelty products. During 1997, these facilities produced approximately three million cases of Dreyer's and Edy's Ice Cream Bars and Fruit Bars. In addition, the Company has agreements to produce products for other manufacturers. In 1997, the Company manufactured approximately 12 million gallons of product under these agreements.

     The primary factor in the Company's product costs is the price of basic dairy ingredients (cream, milk and skim milk) and sugar. The minimum prices paid for dairy ingredients are established by the market under the Federal Milk Price Support Program. During 1996, the Company experienced an $8,140,000 increase in dairy raw materials costs which negatively impacted the Company's gross profit. During 1997, dairy prices decreased to slightly lower levels resulting in a favorable impact of $3,842,000 on gross profit when compared to 1996 price levels.

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

EMPLOYEES

     On December 27, 1997, the Company had approximately 3,500 employees. The Company's Union City manufacturing and distribution employees are represented by the Teamsters Local 853, whose contract with the Company expires between September 1999 and December 2000 for different types of employees, and the International Union of Operating Engineers, Stationary Local No. 39, whose contract with the Company expires in August 2001. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150 whose contract with the Company expires in August 1999. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655 whose contract with the Company expires in December 2000. The Company has never experienced a strike by any of its employees.

ITEM 2. PROPERTIES

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 54,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has the current production capacity of 28 million gallons per year. During 1997, the facility produced approximately 22 million gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and dry storage space, 25,000 square feet of cold storage space and 19,000 square feet of office space. The lease on this property, including renewal options, expires in 2022. The plant has the current production capacity of 20 million gallons per year. During 1997, the facility produced approximately 19 million gallons of ice cream and related products.

     The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility includes 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 112,000 square feet of manufacturing and storage space and 9,000 square feet of office space. In January 1998, the Company completed construction of an additional warehouse on land adjacent to the Ft. Wayne manufacturing facility. The newly constructed warehouse has cold storage space of 76,000 square feet and office space of 13,000 square feet. Until its lease expires in March 1998, the Company leases approximately 50,000 square feet of cold storage and 2,000 square feet of office space near the Fort Wayne facility. The newly constructed warehouse facility replaces the leased warehouse facility. The plant has the current production capacity of 54 million gallons per year, with projected future production capacity of 64 million gallons in 1999 achieved through machinery and equipment purchases to increase efficiency. During 1997, the facility produced approximately 46 million gallons of ice cream and related products. The Company's original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company's obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility was recently renovated and has approximately 69,000 square feet of manufacturing and dry storage space, 46,000 square feet of cold storage warehouse space and 20,000 square feet of office space. The plant has the current production capacity of approximately 26 million gallons per year. During 1997, this facility produced approximately 15 million gallons of ice cream and related products.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 12,000 square feet of manufacturing and dry storage space, 13,000 square feet of cold storage space and 1,000 square feet of office space. The plant has the current production capacity of 5 million gallons per year. During 1997, the facility produced approximately 4 million gallons of ice cream and related products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information set forth under the caption "Item 4. Submission of Matters to a Vote of Security Holders" in the Company's Form 10-Q for the period ended September 27, 1997 filed with the Commission on November 11, 1997, is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages are as follows:

         NAME                                  POSITION                         AGE
         ----                                  --------                         ---
T. Gary Rogers.........    Chairman of the Board and Chief Executive Officer    55
William F. Cronk, III..    President                                            55
Edmund R. Manwell......    Secretary                                            55
Thomas M. Delaplane....    Vice President -- Sales                              53
J. Tyler Johnston......    Vice President -- Marketing                          44
Timothy F. Kahn........    Vice President -- Finance and Administration and
                           Chief Financial Officer                              44
William R. Oldenburg...    Vice President -- Operations                         51

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

     Mr. Delaplane has served as Vice President -- Sales of the Company since May 1987.

     Mr. Johnston has served as Vice President -- Marketing of the Company since March 1996. From September 1995 to March 1996, he served as the Company's Vice President -- New Business. From May 1988 to August 1995, he served as the Company's Director of Marketing.

     Mr. Kahn has served as Vice President -- Finance and Administration and Chief Financial Officer since March 1998. From August 1996 until October 1997, he served as Senior Vice President, Finance and Development for the PepsiCo Restaurant Services division of PepsiCo, Inc., which included Taco Bell, Pizza Hut and KFC restaurants. From January 1995 until July 1996, Mr. Kahn was Senior Vice President and Chief Financial Officer of Pizza Hut Inc. and had responsibility for finance, strategic planning, information technology, real estate, construction and facility management, purchasing and refranchising. From March 1993 until January 1995, he served as Vice President and Chief Financial Officer of Pizza Hut International, a restaurant division with 4,000 restaurants in 80 countries and 18 regional offices. Prior to March 1993, Mr. Kahn held the position of Vice President, Corporate Strategic Planning with PepsiCo, Inc.

     Mr. Oldenburg has served as Vice President -- Operations of the Company since September 1986.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in Note 15 under the caption "Price Range (NASDAQ)" which appears on page 28 of the Company's 1997 Annual Report is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

     On March 19, 1998, the number of holders of record of the Company's common stock was 5,199.

     On November 18, 1997, the Company issued shares of common stock to holders of record on October 30, 1997 to effect a two-for-one common stock split. All share information appearing in this report has been restated to reflect this stock split on a retroactive basis.

     The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of 1997. On March 3, 1998, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.03 per share of common stock for each quarter of 1998. Also on March 3, 1998, the Board of Directors declared a dividend of $.03 per share of common stock for the first quarter of 1998 for stockholders of record on March 27, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Significant Financial Data" which appears on page 30 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: consumer purchase responsiveness to the Company's new products and increased marketing and promotion expenditures, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations.

     The information set forth under the caption "Management's Discussion and Analysis" which appears on pages 31-34 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 19, 1998 appearing on pages 16-29 of the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Board of Directors -- Nominees for Director -- Continuing Directors," "Matters Submitted to the Vote of Stockholders -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 26, 1998, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 26, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 26, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Other Relationships" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 26, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The following documents are filed as part of this report:

                                                                          PAGE(S) IN
                                                                        ANNUAL REPORT*
                                                                        --------------
    1.    Financial Statements:
          Consolidated Statement of Income for the three years ended
            December 27, 1997.........................................         16
          Consolidated Balance Sheet at December 27, 1997 and December
            28, 1996..................................................         17
          Consolidated Statement of Changes in Stockholders' Equity
            for the three years ended December 27, 1997...............         18
          Consolidated Statement of Cash Flows for the three years
            ended December 27, 1997...................................         19
          Notes to Consolidated Financial Statements..................      20-28
          Report of Independent Accountants...........................         29

                                                                           PAGE(S)
                                                                           -------
    2.    Financial Statement Schedules:
          Report of Independent Accountants on Financial Statement
          Schedule for the three years ended December 27, 1997........         17
            II. Valuation and Qualifying Accounts.....................         18
          M-K-D Distributors, Inc. and Subsidiary Consolidated
            Financial Statements:
            Report of Independent Accountants.........................         19
            Consolidated Balance Sheet at December 30, 1995...........         20
            Consolidated Statement of Income and Retained Earnings for
              the fiscal year ended December 30, 1995.................         21
            Consolidated Statement of Cash Flows for the fiscal year
              ended December 30, 1995.................................         22
            Notes to Consolidated Financial Statements................      23-27

---------------
* Incorporated by reference to the indicated pages of the Company's 1997 Annual Report to Stockholders.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of any other 50% or less owned company have been omitted because the Registrant's proportionate share of income from continuing operations before income taxes and cumulative effect of change in accounting principle, and total assets is less than 20% of the respective consolidated amounts, and the investment in and advances to any such company is less than 20% of consolidated total assets.

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

        (iii) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) referenced in Exhibit 10.16 herein.

        (iv) Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan referenced in
             Exhibit 10.19 herein.

        (v) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) referenced in Exhibit 10.20 herein.

        (vi) Dreyer's Grand Ice Cream, Inc. Income Swap Plan referenced in
        Exhibit 10.21 herein.

(b) REPORTS ON FORM 8-K

     Not applicable.

(c) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Securities Purchase Agreement dated June 24, 1993 by and
          among Dreyer's Grand Ice Cream, Inc., Trustees of General
          Electric Pension Trust, GE Investment Private Placement
          Partners, I and General Electric Capital Corporation
          (Exhibit 2.1(11)).
 2.2      Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 2.1(14)).
 2.3      Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle
          Holdings, Inc. (Exhibit 2.1(15)).
 2.4      First Amendment to Stock and Warrant Purchase Agreement
          dated as of June 14, 1994 by and between Dreyer's Grand Ice
          Cream, Inc. and Nestle Holdings, Inc., amending Exhibit 2.3
          (Exhibit 2.1(16)).
 2.5      Second Amendment to Securities Purchase Agreement dated July
          28, 1995 and effective as of June 1, 1995 by and among
          Dreyer's Grand Ice Cream, Inc., Trustees of General Electric
          Pension Trust, GE Investment Private Placement Partners, I
          and General Electric Capital Corporation, amending Exhibit
          2.1 (Exhibit 10.2(18)).
 2.6      Third Amendment to Securities Purchase Agreement dated
          October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 10.1(19)).
 2.7      Amended and Restated Fourth Amendment to Securities Purchase
          Agreement dated March 12, 1996 and effective as of October
          1, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
          Trustees of General Electric Pension Trust, GE Investment
          Private Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 2.8(20)).
 3.1      Certificate of Incorporation of Dreyer's Grand Ice Cream,
          Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications,
          Limitations and Restrictions of such series of Preferred
          Stock and the Certificate of Designation of Series B
          Convertible Preferred Stock, as amended, setting forth the
          Powers, Preferences, Rights, Qualifications, Limitations and
          Restrictions of such series of Preferred Stock (Exhibit
          3.1(16)).
 3.2      Certificate of Designation, Preferences and Rights of Series
          A Participating Preference Stock (Exhibit 3.2(17)).
 3.3      By-laws of Dreyer's Grand Ice Cream, Inc., as last amended
          May 2, 1994 (Exhibit 3.2(16)).
 4.1      Amended and Restated Rights Agreement dated March 4, 1991
          between Dreyer's Grand Ice Cream, Inc. and Bank of America,
          NT & SA (Exhibit 10.1(6)).
 4.2      Registration Rights Agreement dated as of June 30, 1993
          among Dreyer's Grand Ice Cream, Inc., Trustees of General
          Electric Pension Trust, and GE Investment Private Placement
          Partners, I and General Electric Capital Corporation
          (Exhibit 4.1(12)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.3      Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 4.2 (Exhibit 4.1(14)).
 4.4      First Amendment to Amended and Restated Rights Agreement
          dated as of June 14, 1994 between Dreyer's Grand Ice Cream,
          Inc. and First Interstate Bank of California (as successor
          Rights Agent to Bank of America NT & SA), amending Exhibit
          4.1 (Exhibit 4.1(16)).
 4.5      Registration Rights Agreement dated as of June 14, 1994
          between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings,
          Inc. (Exhibit 4.2(16)).
 4.6      Warrant Agreement dated as of June 14, 1994 between Dreyer's
          Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit
          4.3(16)).
 4.7      Second Amendment to Amended and Restated Rights Agreement
          dated March 17, 1997 between Dreyer's Grand Ice Cream, Inc.
          and ChaseMellon Shareholder Services, LLC, as Rights Agent,
          amending Exhibit 4.1 (Exhibit 10.1 (24)).
 4.8      Third Amendment to Amended and Restated Rights Agreement
          dated May 15, 1997 between Dreyer's Grand Ice Cream, Inc.
          and ChaseMellon Shareholder Services, LLC, as Rights Agent,
          amending Exhibit 4.1 (Exhibit 10.1 (25)).
10.1      Agreement dated September 18, 1978 between Dreyer's Grand
          Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(1)).
10.2      Agreement and Lease dated as of January 1, 1982 and
          Amendment to Agreement and Lease dated as of January 27,
          1982 between Jack and Tillie Marantz and Dreyer's Grand Ice
          Cream, Inc., as amended (Exhibit 10.2(17)).
10.3      Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan
          (1982), as amended. (Exhibit 10.6(13)).
10.4      Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1, 1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security Agreement, Pledge
          and Security Agreement and General Continuing Guaranty of
          Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
10.5      Distribution Agreement between Dreyer's Grand Ice Cream,
          Inc. and Ben & Jerry's Homemade, Inc. dated January 6, 1987
          (Exhibit 10.1(3)).
10.6      Amendment and Waiver dated July 17, 1987 between Dreyer's
          Grand Ice Cream, Inc. and Security Pacific National Bank,
          amending the General Continuing Guaranty referenced in
          Exhibit 10.4 (Exhibit 10.44(7)).
10.7      Amendment and Waiver dated December 24, 1987 between
          Dreyer's Grand Ice Cream, Inc. and Security Pacific National
          Bank, amending the General Continuing Guaranty referenced in
          Exhibit 10.4 (Exhibit 10.45(7)).
10.8      Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc.,
          Edy's Grand Ice Cream, Edy's of New York, Inc., and Ben &
          Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46
          (4)).
10.9      Amendment to the Distribution Agreement dated as of April
          11, 1989 by and among Dreyer's Grand Ice Cream, Inc., Edy's
          Grand Ice Cream, Edy's of New York, Inc., and Ben & Jerry's
          Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
10.10     Form of Indemnification Agreement between Dreyer's Grand Ice
          Cream, Inc. and each officer and director of Dreyer's Grand
          Ice Cream, Inc. (Exhibit 10.47(4)).
10.11     Assignment of Lease dated as of March 31, 1989 among
          Dreyer's Grand Ice Cream, Inc., Smithway Associates, Inc.
          and Wilsey Foods, Inc. (Exhibit 10.52(5)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.12     Amendment of Lease dated as of March 31, 1989 between
          Dreyer's Grand Ice Cream, Inc. and Smithway Associates,
          Inc., as amended by letter dated April 17, 1989 between
          Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc.,
          amending Exhibit 10.11 (Exhibit 10.53(5)).
10.13     Third Amendment to General Continuing Guaranty and Waiver
          dated January 29, 1991 between Dreyer's Grand Ice Cream,
          Inc. and Security PacificNational Bank, amending the General
          Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
          10.46(7)).
10.14     $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between
          Dreyer's Grand Ice Cream, Inc. and each of Massachusetts
          Mutual Life Insurance Company, Massachusetts Mutual Life
          Pension Insurance Company, Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (Exhibit 19.1(8)).
10.15     Second Amendment to Distribution Agreement dated as of
          August 31, 1992 between Dreyer's Grand Ice Cream, Inc. and
          Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
          19.6(9)).
10.16     Dreyer's Grand Ice Cream, Inc., Stock Option Plan (1992)
          (Exhibit 10.35(13)).
10.17     Agreement of Amendment and Waiver, dated as of September 30,
          1992, between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders") regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 19.5(9)).
10.18     Second Amendment to Note Agreements dated as of September
          30, 1992, between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders") regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.58(10)).
10.19     Description of Dreyer's Grand Ice Cream, Inc. Incentive
          Bonus Plan (Exhibit 10.57(10)).
10.20     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as
          amended May 1, 1996.
10.21     Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit
          10.38(13)).
10.22     Amendment to Distribution Agreement dated April 18, 1994,
          and Letter Agreement modifying such Amendment to
          Distribution Agreement dated April 18, 1994 between Dreyer's
          Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc.,
          amending Exhibit 10.5 (Exhibit 10.3(14)).
10.23     Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
          Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.27(17)).
10.24     Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.3(18)).
10.25     Letter Agreement dated August 4, 1995 between Dreyer's Grand
          Ice Cream, Inc. and Smithway Associates, Inc., amending
          Exhibits 10.2 and 10.11 (Exhibit 10.29(20)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.26     Credit Agreement dated as of December 22, 1995 among
          Dreyer's Grand Ice Cream, Inc., Bank of America NT & SA (as
          a Bank and as Agent), ABN-AMRO Bank N.V. (as a Bank and as
          Co-Agent), Credit Suisse and The Bank of California (Exhibit
          10.30(20)).
10.27     Participation Agreement dated March 29, 1996 among Dreyer's
          Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing &
          Capital Corporation (as Agent and as a Participant), ABN-
          AMRO Bank, NV and Credit Suisse (Exhibit 10.2(21)).
10.28     First Amendment to Credit Agreement dated April 15, 1996
          among Dreyer's Grand Ice Cream, Inc., Bank of America, NT &
          SA (as Agent and as a Bank), ABN-AMRO Bank, NV (as Co-Agent
          and as a Bank), Credit Suisse and Union Bank of California,
          NA, amending Exhibit 10.26 (Exhibit 10.1(21)).
10.29     April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and Smithway
          Associates, Inc., amending Exhibits 10.2 and 10.11 (Exhibit
          10.29(23)).
10.30     Letter Agreement dated April 23, 1996 between Dreyer's Grand
          Ice Cream, Inc. and Smithway Associates, Inc., amending
          Exhibits 10.2 and 10.11 (Exhibit 10.30(23)).
10.31     $15,000,000 7.86% Series A Senior Notes Due 2002,
          $15,000,000 8.06% Series B Senior Notes Due 2006 and
          $20,000,000 8.34% Series C Senior Notes Due 2008: Form of
          Note Agreement dated as of June 6, 1996 between Dreyer's
          Grand Ice Cream, Inc. and each of The Prudential Insurance
          Company of America, Pruco Life Insurance Company, and
          Transamerica Life Insurance and Annuity Company (Exhibit
          10.1(22)).
10.32     Fourth Amendment to Note Agreement dated as of June 10, 1997 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company,
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.1(26)).
10.33     Second Amendment to Credit Agreement dated as of December
          26, 1997 among Dreyer's Grand Ice Cream, Inc., Bank of
          America, NT&SA (as Agent and as a bank), ABN-AMRO Bank, NV
          (as Co-Agent and as a bank), Credit Suisse First Boston and
          Union Bank of California, NA, amending Exhibit 10.26.
13        Those portions of the Dreyer's Grand Ice Cream, Inc. 1997
          Annual Report to Stockholders which are incorporated by
          reference into this Annual Report on Form 10-K.
21        Subsidiaries of Registrant.
23        Consent of Independent Accountants.
27        Financial Data Schedule.

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

(23) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed under Commission File No. 0-14190 on March 28, 1997.

(24) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-14190 on March 21, 1997.

(25) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-14190 on May 19, 1997.

(26) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997 filed under Commission File No. 0-14190 on November 11, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DREYER'S GRAND ICE CREAM, INC.

                                          By:      /s/ T. GARY ROGERS

                                            ------------------------------------
                                                       T. Gary Rogers
                                              Chairman of the Board and Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)

Date: March 27, 1998

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

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----

                   /s/ T. GARY ROGERS                      Chairman of the Board and     March 27, 1998
--------------------------------------------------------  Chief Executive Officer and
                    (T. Gary Rogers)                          Director (Principal
                                                               Executive Officer)

               /s/ WILLIAM F. CRONK, III                     President and Director      March 27, 1998
--------------------------------------------------------
                (William F. Cronk, III)

                 /s/ EDMUND R. MANWELL                       Secretary and Director      March 27, 1998
--------------------------------------------------------
                  (Edmund R. Manwell)

                  /s/ TIMOTHY F. KAHN                      Vice President -- Finance     March 27, 1998
--------------------------------------------------------  and Administration and Chief
                   (Timothy F. Kahn)                      Financial Officer (Principal
                                                               Financial Officer)

                 /s/ JEFFREY P. PORTER                        Corporate Controller       March 27, 1998
--------------------------------------------------------     (Principal Accounting
                  (Jeffrey P. Porter)                               Officer)

                    /s/ JAN L. BOOTH                                Director             March 27, 1998
--------------------------------------------------------
                     (Jan L. Booth)

                  /s/ ROBERT A. HELMAN                              Director             March 27, 1998
--------------------------------------------------------
                   (Robert A. Helman)

                 /s/ M. STEVEN LANGMAN                              Director             March 27, 1998
--------------------------------------------------------
                  (M. Steven Langman)

                   /s/ JOHN W. LARSON                               Director             March 27, 1998
--------------------------------------------------------
                    (John W. Larson)

                  /s/ JACK O. PEIFFER                               Director             March 27, 1998
--------------------------------------------------------
                   (Jack O. Peiffer)

                 /s/ TIMOTHY P. SMUCKER                             Director             March 27, 1998
--------------------------------------------------------
                  (Timothy P. Smucker)

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Not applicable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 19, 1998 appearing in the 1997 Annual Report to Stockholders of Dreyer's Grand Ice Cream, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

San Francisco, California
February 19, 1998

                                  SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                    BALANCE AT
                                                BEGINNING     COSTS AND                        END
                CLASSIFICATION                  OF PERIOD      EXPENSES     DEDUCTIONS      OF PERIOD
                --------------                  ----------    ----------    ----------      ----------
Fiscal year ended December 30, 1995:
  Allowance for doubtful accounts.............   $   635        $1,234        $1,171(1)      $   698
  Amortization of goodwill and distribution
     rights...................................    10,443         2,971            --          13,414
  Amortization of other assets................     6,222         1,184         3,209(2)        4,197
                                                 -------        ------        ------         -------
                                                 $17,300        $5,389        $4,380         $18,309
                                                 =======        ======        ======         =======
Fiscal year ended December 28, 1996:
  Allowance for doubtful accounts.............   $   698        $  891        $  834(1)      $   755
  Amortization of goodwill and distribution
     rights...................................    13,414         3,202            --          16,616
  Amortization of other assets................     4,197           992           191(2)        4,998
                                                 -------        ------        ------         -------
                                                 $18,309        $5,085        $1,025         $22,369
                                                 =======        ======        ======         =======
Fiscal year ended December 27, 1997:
  Allowance for doubtful accounts.............   $   755        $1,463        $1,508(1)      $   710
  Amortization of goodwill and distribution
     rights...................................    16,616         3,201            --          19,817
  Amortization of other assets................     4,998           923            --           5,921
                                                 -------        ------        ------         -------
                                                 $22,369        $5,587        $1,508         $26,448
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




PRICE WATERHOUSE LLP

San Francisco, California
April 9, 1996

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 30,
                                                                  1995
                                                              ------------
Current Assets:
  Cash......................................................  $    46,871
  Trade accounts receivable, net of allowance for doubtful
     accounts of $71,303....................................    4,784,633
  Inventories...............................................    2,361,881
  Prepaid expenses and other................................      562,266
                                                              -----------
          Total current assets..............................    7,755,651
Property, plant and equipment, net..........................    9,256,360
Notes receivable and other..................................      432,458
                                                              -----------
          Total assets......................................  $17,444,469
                                                              ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $ 2,804,416
  Accrued payroll and employee benefits.....................      709,343
  Current portion of long-term debt.........................      446,334
                                                              -----------
          Total current liabilities.........................    3,960,093
Long-term debt, less current portion........................    1,563,263
Deferred income taxes.......................................      521,027
                                                              -----------
          Total liabilities.................................  $ 6,044,383
                                                              ===========
Commitments
Stockholders' Equity:
  Common stock, $1 par value -- 10,000 shares authorized,
     issued and outstanding.................................       10,000
  Capital in excess of par..................................       40,265
  Retained earnings.........................................   11,349,821
                                                              -----------
          Total stockholders' equity........................   11,400,086
                                                              -----------
          Total liabilities and stockholders' equity........  $17,444,469
                                                              ===========

          See accompanying notes to consolidated financial statements.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                              FISCAL YEAR ENDED
                                                                DECEMBER 30,
                                                                    1995
                                                              -----------------
Revenues:
  Net sales.................................................     $74,218,680
  Other income..............................................         334,884
                                                                 -----------
                                                                  74,553,564
                                                                 -----------
Costs and Expenses:
  Cost of goods sold........................................      58,902,661
  Selling, general and administrative.......................      12,806,842
  Interest..................................................         119,758
                                                                 -----------
                                                                  71,829,261
                                                                 -----------
  Income before income taxes................................       2,724,303
  Income taxes..............................................       1,037,090
                                                                 -----------
  Net income................................................       1,687,213
  Retained earnings, beginning of year......................       9,662,608
                                                                 -----------
  Retained earnings, end of year............................     $11,349,821
                                                                 ===========

          See accompanying notes to consolidated financial statements.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FISCAL YEAR ENDED
                                                                DECEMBER 30,
                                                                    1995
                                                              -----------------
Cash Flows from Operating Activities:
  Net income................................................     $1,687,213
  Adjustments to reconcile net income to cash provided from
     operations:
     Depreciation...........................................      1,191,747
     Deferred taxes.........................................        129,330
     Changes in assets and liabilities, net of amounts
      acquired:
          Trade accounts receivable.........................       (156,585)
          Inventories.......................................        964,040
          Prepaid expenses and other........................       (318,147)
          Notes receivable and other........................        (27,728)
          Accounts payable and accrued liabilities..........     (1,179,772)
          Accrued payroll and employee benefits.............         97,010
          Income taxes payable..............................       (145,141)
                                                                 ----------
                                                                  2,241,967
                                                                 ----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment..............     (3,135,357)
                                                                 ----------
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................      2,075,547
  Reductions in long-term debt..............................     (1,369,700)
                                                                 ----------
                                                                    705,847
                                                                 ----------
Decrease in cash............................................       (187,543)
Cash, beginning of year.....................................        234,414
                                                                 ----------
Cash, end of year...........................................     $   46,871
                                                                 ==========
Supplemental Cash Flow Information:
  Cash paid during the year for:
     Interest...............................................     $  101,749
     Income taxes (net of refunds)..........................      1,038,500

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

  Property, Plant and Equipment

     Depreciation and amortization are provided on property, plant and equipment on the straight-line basis over their estimated useful lives as follows:

Building and improvements...................................     5 to 35 years
Equipment...................................................     3 to 15 years
Delivery trucks and other vehicles..........................      5 to 8 years
Furniture and fixtures......................................      3 to 8 years

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

 2. INVENTORIES

     Components of inventories at December 30, 1995 were as follows:

Purchased products..........................................  $1,639,437
Raw materials...............................................     365,745
Finished goods..............................................     356,699
                                                              ----------
                                                              $2,361,881
                                                              ==========

 3. PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment at December 30, 1995 were as follows:

Building and improvements...................................  $2,722,371
Machinery and equipment.....................................   9,869,316
Office furniture and fixtures...............................   1,498,363
                                                              ----------
                                                              14,090,050
Accumulated depreciation....................................  (5,539,341)
                                                              ----------
                                                               8,550,709
Land........................................................     705,651
                                                              ----------
                                                              $9,256,360
                                                              ==========

     Depreciation expense for property, plant and equipment was $1,191,747 in 1995.

 4. LONG-TERM NOTES RECEIVABLE

     At December 30, 1995, long-term notes receivable of $144,779 are due from a customer with payments due every year beginning in 1996 in the amount of $20,000 plus accrued interest at the prime rate plus 2%. The notes are secured by delivery and freezer equipment and are due in December 2000.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

 5. LONG-TERM DEBT

     Long-term debt at December 30, 1995 consisted of the following:

Note payable to bank, payable in monthly installments of
  $16,687 from August 1995 to June 2000, plus interest at
  7.81% per annum, secured by equipment.....................  $  916,665
Note payable to bank, payable in monthly installments of
  $17,335 from August 1995 to July 2000, plus interest at
  7.8% per annum, secured by equipment......................     954,475
Capital lease obligation payable in monthly minimum payments of $1,026 from August 1995 to July 1998, including
  interest at 4.9%, secured by computer equipment...........      30,457
Note payable, payable in annual installments of $27,000 from
  June 1995 to June 1999, plus interest at 8.00% per annum,
  secured by property and building..........................     108,000
                                                              ----------
                                                               2,009,597
Less current portion of long-term debt......................     446,334
                                                              ----------
                                                              $1,563,263
                                                              ==========

     Principal payments due on long-term debt for each of the years subsequent to December 30, 1995 are as follows:

1996........................................................  $  446,334
1997........................................................     446,889
1998........................................................     443,026
1999........................................................     435,264
2000........................................................     238,084
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

 6. PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan and trust covering all employees over 21 years of age with more than one year of service. Participating employees may make elective salary deferrals into the plan up to the maximum qualifying amount permitted by federal income tax law. In addition, employer matching contributions and/or profit sharing contributions are made to the plan at the discretion of the Company's Board of Directors. Matching and profit sharing contributions made by the Company to the plan for fiscal 1995 were $225,440.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

 7. INCOME TAXES

     The provision for income taxes for the fiscal year ended December 30, 1995 consisted of the following:

                                                                 1995
                                                              ----------
Current
  Federal...................................................  $  825,960
  State.....................................................      81,800
                                                              ----------
                                                                 907,760
Deferred....................................................     129,330
                                                              ----------
                                                              $1,037,090
                                                              ==========

     The deferred tax liability arises principally because of an accumulated depreciation temporary difference. The effective tax rate differs from the federal statutory income tax rate due primarily to state taxes, net of federal benefit.

 8. RELATED PARTIES

     The Company purchases premium ice cream and related products from Dreyer's under a long-term distribution agreement. In addition, the Company sells ice cream products to Dreyer's, which are manufactured at the Snelgrove plant in Utah. Purchases from Dreyer's were $25,174,000 in fiscal 1995. Sales of Snelgrove manufactured products to Dreyer's were $6,021,636 in fiscal 1995. In addition, under the distribution agreement, the Company is reimbursed by Dreyer's for 65% of costs relating to jointly-directed consumer promotion programs. The Company charged Dreyer's $1,874,845 in fiscal 1995, for Dreyer's share of such costs. Amounts due from and due to Dreyer's at December 30, 1995, were as follows:

Accounts receivable from Dreyer's...........................  $  505,331
                                                              ==========
Accounts payable to Dreyer's................................  $1,579,544
                                                              ==========

 9. MAJOR CUSTOMERS

     The Company had four retail customers that accounted for approximately 48% of net sales for the fiscal year ended December 30, 1995.

10. COMMITMENTS

  Leases

     The Company leases its office and warehouse facilities and certain vehicles and equipment under various leases accounted for as operating leases. Future minimum lease payments under these leases at December 30, 1995 are as follows:

YEAR ENDING DECEMBER,
---------------------
1996........................................................  $  322,421
1997........................................................     329,963
1998........................................................     314,243
1999........................................................     172,512
2000........................................................     172,587
Thereafter..................................................     694,822
                                                              ----------
                                                              $2,006,548
                                                              ==========

     Rent expense for the fiscal year ended December 30, 1995 was $478,788.

                    M-K-D DISTRIBUTORS, INC. AND SUBSIDIARY

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

10.33 Second Amendment to Credit Agreement dated as of December 26, 1997 among Dreyer's Grand Ice Cream, Inc., Bank of America, NT&SA (as Agent and as a bank), ABN-AMRO Bank, NV (as Co-Agent and as a bank), Credit Suisse First Boston and Union Bank of California, NA, amending Exhibit 10.26.

13 Those portions of the Dreyer's Grand Ice Cream, Inc. 1997 Annual Report to Stockholders which are incorporated by reference into this Annual Report on Form 10-K.

21           Subsidiaries of Registrant.

23           Consent of Independent Accountants.

27           Financial Data Schedule.