Form 10-K/A
period 1997-12-27
DREYERS GRAND ICE CREAM INC
filed 1998-04-21
CIK 352305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

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

================================================================================

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
10.26     Credit Agreement dated as of December 22, 1995 among
          Dreyer's Grand Ice Cream, Inc., Bank of America NT & SA (as
          a Bank and as Agent), ABN-AMRO Bank N.V. (as a Bank and as
          Co-Agent), Credit Suisse and The Bank of California (Exhibit
          10.30(20)).
10.27     Participation Agreement dated March 29, 1996 among Dreyer's
          Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing &
          Capital Corporation (as Agent and as a Participant), ABN-
          AMRO Bank, NV and Credit Suisse (Exhibit 10.2(21)).
10.28     First Amendment to Credit Agreement dated April 15, 1996
          among Dreyer's Grand Ice Cream, Inc., Bank of America, NT &
          SA (as Agent and as a Bank), ABN-AMRO Bank, NV (as Co-Agent
          and as a Bank), Credit Suisse and Union Bank of California,
          NA, amending Exhibit 10.26 (Exhibit 10.1(21)).
10.29     April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and Smithway
          Associates, Inc., amending Exhibits 10.2 and 10.11 (Exhibit
          10.29(23)).
10.30     Letter Agreement dated April 23, 1996 between Dreyer's Grand
          Ice Cream, Inc. and Smithway Associates, Inc., amending
          Exhibits 10.2 and 10.11 (Exhibit 10.30(23)).
10.31     $15,000,000 7.86% Series A Senior Notes Due 2002,
          $15,000,000 8.06% Series B Senior Notes Due 2006 and
          $20,000,000 8.34% Series C Senior Notes Due 2008: Form of
          Note Agreement dated as of June 6, 1996 between Dreyer's
          Grand Ice Cream, Inc. and each of The Prudential Insurance
          Company of America, Pruco Life Insurance Company, and
          Transamerica Life Insurance and Annuity Company (Exhibit
          10.1(22)).
10.32     Fourth Amendment to Note Agreement dated as of June 10, 1997 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company,
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.1(26)).
10.33     Second Amendment to Credit Agreement dated as of December
          26, 1997 among Dreyer's Grand Ice Cream, Inc., Bank of
          America, NT&SA (as Agent and as a bank), ABN-AMRO Bank, NV
          (as Co-Agent and as a bank), Credit Suisse First Boston and
          Union Bank of California, NA, amending Exhibit 10.26 (Exhibit
          10.33 (27)).
13        Those portions of the Dreyer's Grand Ice Cream, Inc. 1997
          Annual Report to Stockholders which are incorporated by
          reference into this Annual Report on Form 10-K (Exhibit 13(27)).
21        Subsidiaries of Registrant (Exhibit 21(27)).
23        Consent of Independent Accountants (Exhibit 23(27)).
27.1      Financial Data Schedule for the fiscal year ended December 27, 1997.
27.2      Restated Financial Data Schedule for the nine month period ended
          September 27, 1997.
27.3      Restated Financial Data Schedule for the six month period ended June
          28, 1997.
27.4      Restated Financial Data Schedule for the three month period ended
          March 29, 1997.
27.5      Restated Financial Data Schedule for the fiscal year ended December
          28, 1996.
27.6      Restated Financial Data Schedule for the nine month period ended
          September 28, 1996.
27.7      Restated Financial Data Schedule for the six month period ended June
          29, 1996.
27.8      Restated Financial Data Schedule for the three month period ended
          March 30, 1996.
27.9      Restated Financial Data Schedule for the fiscal year ended December
          30, 1995.

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

(27) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 filed under Commission File No. 0-14190 on March 27, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DREYER'S GRAND ICE CREAM, INC.

                                          By:      /s/ TIMOTHY F. KAHN

                                            ------------------------------------
                                                       Timothy F. Kahn
                                               Vice President -- Finance and
                                                  Administration and Chief
                                                      Financial Officer
                                               (Principal Financial Officer)

Date: April 20, 1998

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

 27.1      Financial Data Schedule for the fiscal year ended December 27, 1997.

 27.2 Restated Financial Data Schedule for the nine month period ended September 27, 1997.

 27.3 Restated Financial Data Schedule for the six month period ended June 28, 1997.

 27.4 Restated Financial Data Schedule for the three month period ended March 29, 1997.

 27.5 Restated Financial Data Schedule for the fiscal year ended December 28, 1996.

 27.6 Restated Financial Data Schedule for the nine month period ended September 28, 1996.

 27.7 Restated Financial Data Schedule for the six month period ended June 29, 1996.

 27.8 Restated Financial Data Schedule for the three month period ended March 30, 1996.

 27.9 Restated Financial Data Schedule for the fiscal year ended December 30, 1995.