Form 10-Q
period 1998-06-27
DREYERS GRAND ICE CREAM INC
filed 1998-08-11
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998

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


                                                     Shares Outstanding
                                                        August 7, 1998
                                                     ------------------
              Common stock, $1.00 par value             27,219,755

                         DREYER'S GRAND ICE CREAM, INC.



PART I:  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET


                                                      June 27,         December 27,
                                                        1998               1997
                                                     ------------      ------------
($ in thousands, except per share amounts)           (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                         $      1,683      $      3,626
   Trade accounts receivable, net of
      allowance for doubtful accounts of
      $759 in 1998 and $710 in 1997                       117,930            82,011
   Other accounts receivable                               23,721            16,527
   Inventories                                             56,718            49,720
   Prepaid expenses and other                              13,533            14,416
                                                     ------------      ------------

   Total current assets                                   213,585           166,300

Property, plant and equipment, net                        241,626           232,826
Goodwill and distribution rights, net                      88,611            89,932
Other assets                                               13,332            13,740
                                                     ------------      ------------

Total assets                                         $    557,154      $    502,798
                                                     ============      ============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET


                                                            June 27,        December 27,
                                                              1998             1997
                                                          ------------      ------------
                                                          (unaudited)
($ in thousands, except per share amounts)
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued liabilities               $     78,961      $     57,037
   Accrued payroll and employee benefits                        15,240            22,323
   Current portion of long-term debt                             8,364             8,364
                                                          ------------      ------------

   Total current liabilities                                   102,565            87,724

Long-term debt, less current portion                           206,523           165,913
Deferred income taxes                                           39,887            40,591
                                                          ------------      ------------

Total liabilities                                              348,975           294,228
                                                          ------------      ------------

Commitments and contingencies

Redeemable convertible preferred stock, $1 par
   value - 1,008,000 shares authorized;
   1,008,000 shares issued and
   outstanding in 1998 and 1997                                 99,443            99,230
                                                          ------------      ------------


Stockholders' Equity:
   Preferred stock, $1 par value -
        8,992,000 shares authorized; no shares
        issued or outstanding in 1998 and 1997
   Common stock, $1 par value - 60,000,000
        shares authorized; 27,218,000
        shares and 27,020,000 shares issued
        and outstanding in 1998 and 1997,
        respectively                                            27,218            27,020
   Capital in excess of par                                     45,300            42,822
   Retained earnings                                            36,218            39,498
                                                          ------------      ------------

Total stockholders' equity                                     108,736           109,340
                                                          ------------      ------------


Total liabilities and stockholders' equity                $    557,154      $    502,798
                                                          ============      ============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                             -------------------------------       --------------------------------
($ in thousands, except per share amounts)   June 27, 1998      June 28, 1997      June 27, 1998      June 28, 1997
                                             ------------       ------------       ------------        ------------
Revenues:
   Net sales                                 $    280,273       $    271,972       $    495,355        $    472,410
   Other income                                       960                593              1,637                 997
                                             ------------       ------------       ------------        ------------
                                                  281,233            272,565            496,992             473,407
                                             ------------       ------------       ------------        ------------

Costs and expenses:
   Cost of goods sold                             217,771            212,716            396,739             374,968
   Selling, general and
      administrative                               52,668             46,916             96,120              83,100
   Interest, net of interest
     capitalized                                    3,273              2,743              5,940               5,231
                                             ------------       ------------       ------------        ------------

                                                  273,712            262,375            498,799             463,299
                                             ------------       ------------       ------------        ------------


Income (loss) before income taxes                   7,521             10,190             (1,807)             10,108

Income taxes                                        2,986              4,005               (717)              3,972
                                             ------------       ------------       ------------        ------------

Net income (loss)                                   4,535              6,185             (1,090)              6,136

Accretion of preferred stock
    to redemption value                               106                106                212                 212
Preferred stock dividends                             174              1,143                348               2,287
                                             ------------       ------------       ------------        ------------

Net income (loss) applicable
    to common stock                          $      4,255       $      4,936       $     (1,650)       $      3,637
                                             ============       ============       ============        ============

Net income (loss) per common share:

    Basic                                    $        .16       $        .18       $       (.06)       $        .14
                                             ============       ============       ============        ============
    Diluted                                  $        .13       $        .18       $       (.06)       $        .13
                                             ============       ============       ============        ============
Dividends per common share                   $        .03       $        .03       $        .06        $        .06
                                             ============       ============       ============        ============


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                        Common Stock
                                                --------------------------        Capital in         Retained
(In thousands)                                    Shares          Amount         Excess of Par       Earnings            Total
                                                ----------      ----------        ----------        ----------        ----------
Balance at December 28, 1996                        13,345      $   13,345        $   51,956        $   38,762        $  104,063
    Net income                                                                                           6,136             6,136
    Accretion of preferred stock
         to redemption value                                                                              (212)             (212)
    Preferred stock dividends declared                                                                  (2,287)           (2,287)
    Common stock dividends declared                                                                     (1,611)           (1,611)
    Repurchases and retirements
         of common stock                                (6)             (6)             (189)                               (195)
    Employee stock plans                               104             104             2,696                               2,800
                                                ----------      ----------        ----------        ----------        ----------

Balance at June 28, 1997                            13,443      $   13,443        $   54,463        $   40,788        $  108,694
                                                ==========      ==========        ==========        ==========        ==========


Balance at December 27, 1997                        27,020      $   27,020        $   42,822        $   39,498        $  109,340
    Net loss                                                                                            (1,090)           (1,090)
    Accretion of preferred stock
         to redemption value                                                                              (212)             (212)
    Preferred stock dividends declared                                                                    (348)             (348)
    Common stock dividends declared                                                                     (1,630)           (1,630)
    Repurchases and retirements
         of common stock                                (5)             (5)             (132)                               (137)
    Employee stock plans                               203             203             2,610                               2,813
                                                ----------      ----------        ----------        ----------        ----------

Balance at June 27, 1998                            27,218      $   27,218        $   45,300        $   36,218        $  108,736
                                                ==========      ==========        ==========        ==========        ==========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                      Twenty-Six Weeks Ended
                                                                                   -------------------------------
($ in thousands)                                                                     June 27,          June 28,
                                                                                       1998              1997
                                                                                   ------------       ------------
Cash flows from operating activities:
     Net (loss) income                                                             $     (1,090)      $      6,136
     Adjustments to reconcile net (loss) income
           to cash from operations:
          Depreciation and amortization                                                  17,311             15,520
          Deferred income taxes                                                            (195)             1,425
          Changes in assets and liabilities, net
            of amounts acquired:
                Trade accounts receivable                                               (35,919)           (42,875)
                Other accounts receivable                                                (7,194)            (4,262)
                Inventories                                                              (6,998)           (14,832)
                Prepaid expenses and other                                                  374                577
                Accounts payable and accrued liabilities                                 21,913             35,397
                Accrued payroll and employee benefits                                    (7,083)             1,197
                                                                                   ------------       ------------
                                                                                        (18,881)            (1,717)
                                                                                   ------------       ------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                       (24,395)           (16,052)
     Retirement of property, plant and equipment                                            359                449
     Increase in goodwill and distribution rights                                          (304)               (96)
     Increase in other assets                                                               (42)               (24)
                                                                                   ------------       ------------
                                                                                        (24,382)           (15,723)
                                                                                   ------------       ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                                        46,600             22,800
     Reductions in long-term debt                                                        (5,990)            (6,707)
     Issuance of common stock under employee stock plans                                  2,813              2,800
     Repurchases of common stock                                                           (137)              (195)
     Cash dividends paid                                                                 (1,966)            (3,892)
                                                                                   ------------       ------------
                                                                                         41,320             14,806
                                                                                   ------------       ------------

Decrease in cash and cash equivalents                                                    (1,943)            (2,634)

Cash and cash equivalents, beginning of period                                            3,626              4,134
                                                                                   ------------       ------------

Cash and cash equivalents, end of period                                           $      1,683       $      1,500
                                                                                   ============       ============

Supplemental Cash Flow Information --
     Cash paid (refunded) during the period for:
                Interest (net of amounts capitalized)                              $      5,784       $      5,147
                Income taxes (net of refunds)                                              (100)            (2,900)


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

The consolidated financial statements for the thirteen and twenty-six week periods ended June 27, 1998 and June 28, 1997 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 1997, appearing in the Company's 1997 Annual Report to Stockholders.

NOTE 2 - Inventories:

        Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 27, 1998 and December 27, 1997 consisted of the following (in thousands):


                          June 27,         December
                           1998            27, 1997
                        ------------     ------------
                        (unaudited)
Raw materials           $      7,484     $      7,411
Finished goods                49,234           42,309
                        ------------     ------------
                        $     56,718     $     49,720
                        ============     ============


NOTE 3 - Preoperating Costs:

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the cost of start-up activities, including preoperating costs, should be expensed as incurred. This new accounting standard is effective for financial statements for periods beginning after December 15, 1998. The Company currently capitalizes preoperating costs incurred during the construction and start-up of new manufacturing and distribution facilities and amortizes these costs over three years. Upon adoption of SOP 98-5, the Company will expense unamortized preoperating costs in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SOP 98-5 to have a material adverse effect on its financial position.

NOTE 4 - Net Income (Loss) Per Common Share:

        Net income (loss) per common share is computed as follows:


                                                    Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                             --------------------------------    ---------------------------------
(In thousands, except per share amounts)      June 27, 1998     June 28, 1997     June 27, 1998      June 28, 1997
                                             --------------    --------------    --------------     --------------
Net income (loss) applicable
    to common stock - basic                  $        4,255    $        4,936    $       (1,650)    $        3,637

    Add: preferred dividends
      and accretion                                     280
                                             --------------    --------------    --------------     --------------

Net income (loss) applicable
    to common stock - diluted                $        4,535    $        4,936    $       (1,650)    $        3,637
                                             ==============    ==============    ==============     ==============


Weighted average shares
    outstanding - basic                              27,160            26,830            27,100             26,783

    Dilutive effect of options                        1,630               803                                  193
    Dilutive effect of warrants                         677               259
    Dilutive effect of
      preferred stock                                 5,800
                                             --------------    --------------    --------------     --------------

Weighted average shares
    outstanding - diluted                            35,267            27,892            27,100             26,976
                                             ==============    ==============    ==============     ==============

Net income (loss) per common share:

    Basic                                    $          .16    $          .18    $         (.06)    $          .14
                                             ==============    ==============    ==============     ==============
    Diluted                                  $          .13    $          .18    $         (.06)    $          .13
                                             ==============    ==============    ==============     ==============


NOTE 5 - Line of Credit:

        During the quarter, the Company entered into an agreement to extend the available borrowings under the Company's existing long-term line of credit an additional $25,000,000 to $175,000,000. Additionally, the line of credit agreement was extended an additional year and will expire December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period:


                                                                                                             Period-to-Period
                                                                                                            Increase (Decrease)
                                                        Percentage of Net Sales                           ----------------------
                                      ----------------------------------------------------------          Thirteen      Twenty-Six
                                        Thirteen Weeks Ended            Twenty-Six Weeks Ended             Weeks          Weeks
                                      -------------------------       --------------------------            1998           1998
                                      June 27,         June 28,       June 27,          June 28,          Compared       Compared
                                        1998            1997            1998             1997             to  1997       to  1997
                                      --------         --------       --------          --------          --------       --------
Revenues:
     Net sales                          100.0%          100.0%          100.0%           100.0%             3.1%            4.9%
     Other income                         0.3             0.2             0.3              0.2             61.9            64.2
                                        -----           -----           -----            -----

Total revenues                          100.3           100.2           100.3            100.2              3.2             5.0
                                        -----           -----           -----            -----


Costs and expenses:
     Cost of goods sold                  77.7            78.2            80.1             79.4              2.4             5.8
     Selling, general and
        administrative                   18.8            17.3            19.4             17.6             12.3            15.7
     Interest, net of interest
         capitalized                      1.1             1.0             1.2              1.1             19.3            13.6
                                        -----           -----           -----            -----

Total costs and expenses                 97.6            96.5           100.7             98.1              4.3             7.7
                                        -----           -----           -----            -----


Income (loss) before income taxes         2.7             3.7            (0.4)             2.1            (26.2)         (117.9)
                                        -----           -----           -----            -----


Income taxes                              1.1             1.5            (0.2)             0.8            (25.4)         (118.1)
                                        -----           -----           -----            -----


Net income (loss)                         1.6             2.2            (0.2)             1.3            (26.7)         (117.8)

Accretion of preferred stock
   to redemption value                    0.0             0.0             0.0              0.0              0.0             0.0

Preferred stock dividends                 0.1             0.4             0.1              0.5            (84.8)          (84.8)
                                        -----           -----           -----            -----

Net income (loss) applicable to
   common stock                           1.5%            1.8%           (0.3)%            0.8%           (13.8)%        (145.4)%
                                        =====           =====           =====            =====

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

The Company has made significant progress against key elements of the Strategic Plan. This progress has yielded a leading market share in a consolidating industry. The Company's direct-store-delivery system has now reached national scope and includes emerging category management and demand management capabilities. The Company has launched a wide range of new product initiatives including the national roll-outs of Whole Fruit Sorbet, Starbucks(TM) Ice Cream and Dreyer's and Edy's Homemade Ice Cream. However, the Company's profitability has been impacted by extraordinarily high dairy prices that have eroded product margins at a time when the Company was beginning to leverage profitability from these strategic investments. The financial pressure created by these cream prices is likely to continue for the balance of 1998. The Company is currently examining all aspects of its cost structure in order to reduce operating expenses. The Company has also raised wholesale prices in response to the dairy cost increases. The impact of these price increases on consumer demand is uncertain, but the Company anticipates that the pricing actions will provide partial coverage of the impact of dairy costs.

The Company believes that the benefits under the Strategic Plan will be realized in future years, although dairy prices and competitive pressures may delay the realization of those benefits. No assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. The realization of the benefits will depend upon, among other things, consumer purchase responsiveness to the Company's new products and marketing and promotion programs, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations.

Thirteen Weeks ended June 27, 1998 Compared with Thirteen Weeks Ended June 28, 1997

     Consolidated net sales for the second quarter of 1998 increased by $8,301,000, or 3%, to $280,273,000 from $271,972,000 for the same period last year. Sales of the Company's branded products increased 3%, or $5,330,000, as a result of higher selling prices and increased gallon sales. Dreyer's and Edy's Homemade Ice Cream and classic Dreyer's and Edy's Grand Ice Cream achieved strong sales increases, offsetting significant sales declines in the Company's "better-for-you" frozen yogurt, sugar free and fat free products. Sales of branded products purchased from other manufacturers (partner brands) increased 3% due to increases in sales of Ben and Jerry's Homemade(R) Superpremium products, partially offset by declines in Healthy Choice(R) Lowfat Ice Cream sales. Sales of partner brands represented 37% of consolidated net sales, relatively unchanged from the same period a year ago. The effect of wholesale price increases for the Company's branded products was approximately 2% between these periods, before the effect of increased trade promotion expense. The effect of price increases for partner brands was not significant.

Cost of goods sold increased $5,055,000, or 2%, over the second quarter of 1997, while the overall gross margin increased to 22.3% from 21.8%. The gross margin increased due to price increases and a decrease in distribution costs as a percent of sales, partially offset by lower margins on company brands in 1998 caused by higher dairy costs and a shift in the mix of products away from the higher margin "better-for-you" products.

Selling, general and administrative expenses in the second quarter of 1998 were $5,752,000, or 12%, higher than in the same period of 1997. This increase related primarily to higher trade promotion expenses in the second quarter of 1998 compared with the same period in 1997. Selling, general and administrative expenses increased to 19% of total sales in 1998 as compared to 17% of total sales in 1997.

Interest expense increased $530,000, or 19%, over the second quarter of 1997, due primarily to additional interest expense from higher average borrowings on the Company's line of credit.

The income tax provision decreased due to comparatively lower pre-tax income in the second quarter 1998. The effective tax rate increased to 39.7% for the second quarter of 1998 from 39.3% for the second quarter of 1997.

Preferred dividends decreased due to the conversion of redeemable convertible preferred stock from Series B to Series A in October 1997. Series A preferred stock earns dividends at a lower rate than Series B.

Twenty-Six Weeks ended June 27, 1998 Compared with Twenty-Six Weeks Ended June 28, 1997

   Consolidated net sales for the first two quarters of 1998 increased by $22,945,000, or 5%, to $495,355,000 from $472,410,000 for the same period last year. Sales of the Company's branded products were 6%, or $16,662,000, higher than the comparable period in 1997 and accounted for the majority of the overall increase. Dreyer's and Edy's Homemade Ice Cream and classic Dreyer's and Edy's Grand Ice Cream achieved strong sales increases, offsetting significant declines in sales of the Company's "better-for-you" frozen yogurt, sugar free and fat free products. Sales of branded products purchased from other manufacturers (partner brands) increased 3% due to increases in sales of Ben and Jerry's Homemade(R) Superpremium products, partially offset by declines in Healthy Choice(R) Lowfat Ice Cream sales. Sales of partner brands represented 37% of consolidated net sales in both periods. Wholesale prices for the Company's branded products increased 2% between these periods, before the effect of increased trade promotion expense. The effect of price increases for partner brands was not significant.

Cost of goods sold increased $21,771,000, or 6%, over the first six months of 1997, while the overall gross margin decreased from 20.6% to 19.9%. The gross margin decreased due to lower margins on company brands in 1998 caused by higher dairy costs and a shift in the mix of products away from the higher margin "better-for-you" products, partially offset by lower distribution costs as a percent of sales and price increases.

Selling, general and administrative expenses for the first six months of 1998 were $13,020,000, or 16%, higher than in the same period of 1997. This increase related primarily to higher trade promotion expenses compared with the same period in 1997. Selling, general and administrative expenses increased to 19% of total sales for the first two quarters of 1998 as compared to 18% of total sales for the same period in 1997.

Interest expense increased $709,000, or 14%, due primarily to additional interest expense from higher average borrowings on the Company's line of credit.

The income tax benefit for the first two quarters of 1998 resulted from a pre-tax loss. The effective tax rate increased to 39.7% for the first two quarters of 1998 from 39.3% for the first two quarters of 1997.

Preferred dividends decreased due to the conversion of redeemable convertible preferred stock from Series B to Series A in October 1997. Series A preferred stock earns dividends at a lower rate than Series B.


LIQUIDITY AND CAPITAL RESOURCES

   Working capital at June 27, 1998 increased $32,444,000 from year-end 1997 due primarily to the seasonal increase in trade accounts receivable partially offset by an increase in accounts payable and accrued liabilities. Cash was provided primarily from borrowings on the Company's line of credit and was used to fund a $24,395,000 increase in property, plant and equipment.

At June 27, 1998, the Company had $1,683,000 in cash and cash equivalents, and an unused credit line of $41,000,000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

PART II:  OTHER INFORMATION

ITEM    4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 6, 1998, the Company held its 1998 Annual Meeting of Stockholders. A total of 25,848,915 shares (95%) of the outstanding shares were represented at the meeting whether in person or by proxy, including the shares of common stock into which the outstanding shares of Series A Convertible Preferred Stock were convertible on the record date for the meeting. Matters submitted to a vote of securities holders at the meeting were as follows:

        a. Election of three Class I directors to hold office until the 2001 Annual Meeting of Stockholders or until their successors are elected and qualified; and

        b. Approving the appointment of Price Waterhouse LLP as independent public accountants for the fiscal year 1998 and thereafter until a successor is appointed.

        At the Annual Meeting, Jan L. Booth, John W. Larson and Jack O. Peiffer were elected as directors of Class I of the Company's Board of Directors. Robert A. Helman, Edmund R. Manwell and Timothy P. Smucker continue to hold office as directors of Class II of the Board of Directors until the 1999 Annual Meeting. T. Gary Rogers, William F. Cronk, and M. Steven Langman continue to hold office as directors of Class III of the Board of Directors until the 2000 Annual Meeting.

        Price Waterhouse LLP was approved as the Company's independent public accountants for fiscal year 1998. The number of affirmative votes cast was 25,830,899. The number of negative votes cast was 3,933.

ITEM    6. EXHIBITS AND REPORTS ON FORM 8-K


        a. No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1998.

        b. Exhibits


Exhibit No.                               Description
-----------                               -----------
27                           Financial Data Schedule.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DREYER'S GRAND ICE CREAM, INC.






Dated:  August 11, 1998          By:/s/ Timothy F. Kahn
                                    -------------------
                                    Timothy F. Kahn
                                    Vice President - Finance and
                                    Administration and Chief Financial Officer