Form 10-Q
period 1998-09-26
DREYERS GRAND ICE CREAM INC
filed 1998-11-10
CIK 352305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998

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

                                                      Shares Outstanding
                                                       November 6, 1998
                                                      ------------------
              Common stock, $1.00 par value             27,312,336

                         DREYER'S GRAND ICE CREAM, INC.


PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                      September 26,    December 27,
($ in thousands, except per share amounts)                1998            1997
                                                      -------------    -----------
                                                       (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                         $  1,354        $  3,626
      Trade accounts receivable, net of
         allowance for doubtful accounts of
         $5,740 in 1998 and $710 in 1997                 106,123          82,011
      Other accounts receivable                           26,091          16,527
      Inventories                                         52,332          49,720
      Prepaid expenses and other                           8,647          14,416
                                                        --------        --------

      Total current assets                               194,547         166,300

Property, plant and equipment, net                       240,392         232,826
Goodwill and distribution rights, net                     83,160          89,932
Other assets                                              13,735          13,740
                                                        --------        --------

Total assets                                            $531,834        $502,798
                                                        ========        ========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET



                                                          September 26,    December 27,
($ in thousands, except per share amounts)                    1998            1997
                                                          -------------    ------------
                                                          (unaudited)


Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities               $ 93,271        $ 57,037
     Accrued payroll and employee benefits                    15,603          22,323
     Current portion of long-term debt                         8,357           8,364
                                                            --------        --------

     Total current liabilities                               117,231          87,724

Long-term debt, less current portion                         175,407         165,913
Deferred income taxes                                         36,011          40,591
                                                            --------        --------

Total liabilities                                            328,649         294,228
                                                            --------        --------

Commitments and contingencies

Redeemable convertible preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1998 and 1997           99,549          99,230
                                                            --------        --------

Stockholders' Equity:
     Preferred stock, $1 par value -
          8,992,000 shares authorized; no shares
          issued or outstanding in 1998 and 1997
     Common stock, $1 par value -
          60,000,000 shares authorized; 27,312,000
          shares and 27,020,000 shares issued and
          outstanding in 1998 and 1997, respectively          27,312          27,020
     Capital in excess of par                                 46,367          42,822
     Retained earnings                                        29,957          39,498
                                                            --------        --------

Total stockholders' equity                                   103,636         109,340
                                                            --------        --------


Total liabilities and stockholders' equity                  $531,834        $502,798
                                                            ========        ========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                            -----------------------------   -----------------------------
                                            September 26,   September 27,   September 26,   September 27,
(In thousands, except per share amounts)         1998            1997           1998            1997
                                            -------------   -------------   -------------   -------------

Revenues:
   Net sales                                  $ 302,972       $ 286,256      $ 798,327       $ 758,666
   Other income                                   1,321           1,088          2,958           2,085
                                              ---------       ---------      ---------       ---------
                                                304,293         287,344        801,285         760,751
                                              ---------       ---------      ---------       ---------

Costs and expenses:
   Cost of goods sold                           238,918         220,615        635,657         595,583
   Selling, general and administrative           66,921          55,638        163,041         138,738
   Impairment of goodwill and
       distribution rights                        4,657                          4,657
   Interest, net of interest capitalized          3,716           2,911          9,656           8,142
                                              ---------       ---------      ---------       ---------

                                                314,212         279,164        813,011         742,463
                                              ---------       ---------      ---------       ---------

(Loss) income before income taxes                (9,919)          8,180        (11,726)         18,288

Income tax (benefit) provision                   (3,938)          3,215         (4,655)          7,187
                                              ---------       ---------      ---------       ---------

Net (loss) income                                (5,981)          4,965         (7,071)         11,101

Accretion of preferred stock
    to redemption value                             106             106            318             318
Preferred stock dividends                           174           1,144            522           3,431
                                              ---------       ---------      ---------       ---------

Net (loss) income applicable
    to common stock                           $  (6,261)      $   3,715      $  (7,911)      $   7,352
                                              =========       =========      =========       =========

Net (loss) income per common
share:

    Basic                                     $    (.23)      $     .14      $    (.29)      $     .27
                                              =========       =========      =========       =========
    Diluted                                   $    (.23)      $     .13      $    (.29)      $     .26
                                              =========       =========      =========       =========

Dividends per common share                    $     .00       $     .03      $     .06       $     .09
                                              =========       =========      =========       =========


See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                  Common Stock
                                            -------------------------      Capital in       Retained
(In thousands)                               Shares          Amount       Excess of Par     Earnings          Total
                                            ---------       ---------     -------------     ---------       ---------
Balance at December 28, 1996                   13,345       $  13,345       $  51,956       $  38,762       $ 104,063
    Net income                                                                                 11,101          11,101
    Accretion of preferred stock
         to redemption value                                                                     (318)           (318)
    Preferred stock dividends declared                                                         (3,431)         (3,431)
    Common stock dividends declared                                                            (2,420)         (2,420)
    Repurchases and retirements
         of common stock                           (6)             (6)           (224)                           (230)
    Employee stock plans                          155             155           3,982                           4,137
    Common stock split                         13,494          13,494         (13,494)
                                            ---------       ---------       ---------       ---------       ---------

Balance at September 27, 1997                  26,988       $  26,988       $  42,220       $  43,694       $ 112,902
                                            =========       =========       =========       =========       =========


Balance at December 27, 1997                   27,020       $  27,020       $  42,822       $  39,498       $ 109,340
    Net loss                                                                                   (7,071)         (7,071)
    Accretion of preferred stock
         to redemption value                                                                     (318)           (318)
    Preferred stock dividends declared                                                           (522)           (522)
    Common stock dividends declared                                                            (1,630)         (1,630)
    Repurchases and retirements
         of common stock                           (5)             (5)           (132)                           (137)
    Employee stock plans                          297             297           3,677                           3,974
                                            ---------       ---------       ---------       ---------       ---------

Balance at September 26, 1998                  27,312       $  27,312       $  46,367       $  29,957       $ 103,636
                                            =========       =========       =========       =========       =========



See accompanying Notes to Consolidated Financial Statements

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                  Thirty-Nine Weeks Ended
                                                               ------------------------------
($ in thousands)                                               September 26,    September 27,
                                                                   1998             1997
                                                               -------------    -------------
Cash flows from operating activities:
     Net (loss) income                                           $ (7,071)        $ 11,101
     Adjustments to reconcile net (loss) income to
     cash flows from operations:
          Depreciation and amortization                            26,632           23,753
          Reserve for independent distributor receivable            5,000
          Impairment of distribution rights                         4,657
          Deferred income taxes                                    (1,274)           2,580
          Changes in assets and liabilities:
                Trade accounts receivable                         (29,112)         (28,457)
                Other accounts receivable                          (9,564)          (5,391)
                Inventories                                        (2,612)         (12,441)
                Prepaid expenses and other                          2,463            3,027
                Accounts payable and accrued liabilities           37,040            8,178
                Accrued payroll and employee benefits              (6,720)             763
                                                                 --------         --------

                                                                   19,439            3,113
                                                                 --------         --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                 (31,563)         (25,159)
     Retirement of property, plant and equipment                      470              661
     Increase in goodwill and distribution rights                    (311)             (96)
     Increase in other assets                                        (674)            (733)
                                                                 --------         --------
                                                                  (32,078)         (25,327)
                                                                 --------         --------
Cash flows from financing activities:
     Proceeds from long-term debt                                  16,900           32,000
     Reductions in long-term debt                                  (7,413)          (7,044)
     Issuance of common stock under employee stock plans            3,974            4,137
     Repurchases of common stock                                     (137)            (230)
     Cash dividends paid                                           (2,957)          (5,842)
                                                                 --------         --------
                                                                   10,367           23,021
                                                                 --------         --------

(Decrease) increase in cash and cash equivalents                   (2,272)             807

Cash and cash equivalents, beginning of period                      3,626            4,134
                                                                 --------         --------

Cash and cash equivalents, end of period                         $  1,354         $  4,941
                                                                 ========         ========

Supplemental Cash Flow Information
     Cash paid (refunded) during the period for:
                Interest (net of amounts capitalized)            $  8,768         $  8,174
                Income taxes (net of refunds)                         177              345


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

The consolidated financial statements for the thirteen and thirty-nine week periods ended September 26, 1998 and September 27, 1997 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 1997, appearing in the Company's 1997 Annual Report to Stockholders.

NOTE 2 - Inventories:

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 26, 1998 and December 27, 1997 consisted of the following:

                                                   September 26,       December 27,
            (In thousands)                             1998                1997
                                                   -------------       ------------
                                                    (unaudited)
            Raw materials                             $ 6,014            $ 7,411
            Finished goods                             46,318             42,309
                                                      -------            -------
                                                      $52,332            $49,720
                                                      =======            =======


NOTE 3 - Preoperating Costs:

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the cost of start-up activities, including preoperating costs, should be expensed as incurred. This new accounting standard is effective for financial statements for periods beginning after December 15, 1998. The Company currently capitalizes preoperating costs such as those incurred during the construction and start-up of new manufacturing and distribution facilities and introductory allowances paid to customers. These costs are amortized over one to three years. Upon adoption of SOP 98-5, the Company will expense unamortized preoperating costs in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SOP 98-5 to have a material adverse effect on its financial position.

NOTE 4 - Net (Loss) Income Per Common Share:

        Net (loss) income per common share is computed as follows:

                                                  Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                             ------------------------------   ------------------------------
                                             September 26,    September 27,   September 26,    September 27,
(In thousands, except per share amounts)         1998             1997            1998             1997
                                             -------------    -------------   -------------    -------------
Net (loss) income applicable
    to common stock - basic and diluted        $ (6,261)        $  3,715        $ (7,911)        $  7,352
                                               --------         --------        --------         --------



Weighted average shares
    outstanding - basic                          27,247           26,919          27,149           26,828
    Dilutive effect of options                                     1,481                              942
    Dilutive effect of warrants                                      536                              372
                                               --------         --------        --------         --------

Weighted average shares
    outstanding - diluted                        27,247           28,936          27,149           28,142
                                               ========         ========        ========         ========

Net (loss) income per common share:

    Basic                                      $   (.23)        $    .14        $   (.29)        $    .27
                                               ========         ========        ========         ========
    Diluted                                    $   (.23)        $    .13        $   (.29)        $    .26
                                               ========         ========        ========         ========


The above calculations exclude the effect of certain options, warrants and preferred stock that would be anti-dilutive when assumed converted into common stock. For the thirteen and thirty-nine week periods ended September 26, 1998, the Company had options for 4,403,000 common shares, warrants for 2,000,000 common shares, and preferred stock convertible into 5,800,000 common shares that were anti-dilutive due to the Company's loss in those periods. For the thirteen and thirty-nine week periods ended September 27, 1997, the Company had preferred stock convertible into 5,800,000 common shares that were anti-dilutive because the preferred dividend yield during those periods exceeded net income per common share.

NOTE 5 - Line of Credit:

        During the second quarter of 1998, the Company entered into an agreement to extend the available borrowings under the Company's existing long-term line of credit an additional $25,000,000 to $175,000,000. Additionally, the line of credit agreement was extended an additional year and will expire December 31, 2000.

NOTE 6 - Settlement of Legal Claims:

        During the third quarter of 1998, the Company settled various legal issues and recorded a net settlement expense of $2,377,000. Of this total, $1,400,000 was included in selling, general and administrative expenses and $977,000 was included in cost of goods sold.

NOTE 7 - Termination of Ben & Jerry's Distribution Agreement:

        On August 31, 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) terminated its distribution agreement with the Company. The distribution agreement authorized the Company to distribute Ben & Jerry's products in more than half of the United States. The Company retains the rights to distribute Ben & Jerry's products for twelve months, or until the end of August 1999. Ben & Jerry's has recently asserted a right to terminate the contract effective April 15, 1999. The Company does not believe that this claim has merit and is taking legal action as necessary to protect the Company's rights.

In March 1989, the Company acquired a third party independent distributor which had the exclusive rights to distribute Ben & Jerry's products in the New York metropolitan area. In connection with this purchase, the Company recorded $6,115,000 of goodwill and distribution rights. As a result of the termination of the Ben & Jerry's distribution agreement under which the rights were granted, the Company expensed $4,657,000 of unamortized goodwill and distribution rights during the third quarter of 1998.

During the third quarter, Ben & Jerry's also indicated its intent to terminate its separate distribution agreement with the Company's independent distributor in Texas, in which the Company has a minority investment. In 1994, the Company paid this distributor $10,970,000 for the exclusive right to have the Company's products distributed in the state of Texas. However, this distributor retained the right to distribute its existing product line, which included Ben & Jerry's products. Ben & Jerry's action places at significant risk the recovery of the Company's equity investment, distribution rights, and trade accounts receivable relating to this distributor. Accordingly, the Company has recorded a $5,000,000 charge to selling, general and administrative expense during the third quarter to establish a trade accounts receivable reserve. During the fourth quarter, the Company will be completing a thorough review of its strategy in the Texas market and the status of its independent distributor. At this time, the Company anticipates recording an additional charge of up to $13,000,000 for the impairment of its equity investment and its distribution rights in the fourth quarter.

NOTE 8 - Subsequent Event - Restructuring Plan and Other Charges:

        On October 16, 1998, the Company's Board of Directors approved a restructuring plan to improve the Company's profitability. The restructuring plan reassesses certain initiatives of the Company's long-term strategic plan in order to increase focus on the core elements of the plan and to accelerate cost reduction. In addition, the Company has evaluated certain assets in light of Ben & Jerry's decision to terminate its distribution agreement with the Company, as discussed in Note 7, and will take appropriate write-downs in the value of those assets.

The Company currently estimates that the implementation of this restructuring plan and charges will result in a pre-tax charge to earnings of approximately $60,000,000 to $65,000,000 during the third and fourth quarters of 1998. Of this amount, $10,590,000 was recorded during the third quarter.

The components of this restructuring plan and charges are:

- The Company plans to sell the equipment manufacturing operations associated with its Grand Soft ice cream unit. The Grand Soft unit consists of both ice cream and equipment manufacturing operations. The Company intends to remain in the profitable ice cream portion of this business, while exiting the unprofitable equipment manufacturing side. The Company will take approximately $11,000,000 in asset impairment charges and exit costs associated with the sale of this manufacturing operation.

- The Company will execute a program designed to reduce operating expenses in manufacturing and distribution. Core pieces of this program include outsourcing of certain non-strategic activities, consolidation of warehouse facilities, and selected reductions in field sales and distribution staffing. Charges related to these actions will total approximately $10,000,000. The Company recorded severance costs of $933,000 during the third quarter related to staffing reductions made prior to board approval of the full restructuring plan. These charges were recorded as a part of cost of goods sold.

- The Company, in carrying out its national expansion program, made certain investments to support aggressive expansion in Texas. This strategy, while building volumes, has delivered profitability below expectations. At this time, the Company is modifying this expansion strategy in order to concentrate on more profitable opportunities. The objective will be to preserve volumes while seeking margin improvement. As a result, the Company will recognize approximately $19,000,000 in write-down and impairment charges related to retrenchment of operations at its Texas plant.

 - As mentioned in Note 7, Ben & Jerry's intent to terminate its separate distribution agreement with the Company's independent distributor in Texas places at significant risk the recovery of the Company's equity investment, distribution rights, and trade accounts receivable relating to this distributor. Accordingly, the Company has recorded a $5,000,000 charge to selling, general and administrative expense in the third quarter to establish a trade accounts receivable reserve. During the fourth quarter, the Company will be completing a thorough review of its strategy in the Texas market and the status of its independent distributor. At this time, the Company anticipates recording an additional charge of up to $13,000,000 for the impairment of its equity investment and its distribution rights in the fourth quarter.

- As mentioned in Note 7, the Company wrote-off $4,657,000 of unamortized goodwill and distribution rights during the third quarter due to the termination of the distribution agreement with Ben & Jerry's.

The following table summarizes the estimated timing of these restructuring and impairment charges:





                                     Third Quarter    Fourth Quarter
                                     -------------    --------------      Estimated
($ in thousands)                       Actual            Estimated          Total
                                       ------            ---------        ---------
Equipment manufacturing unit           $    --            $11,000          $11,000
Reduce operating expenses                  933              9,067           10,000
Texas plant                                 --             19,000           19,000
Texas independent distributor            5,000             13,000           18,000
Ben & Jerry's goodwill and
 distribution rights                     4,657                 --            4,657
                                       -------            -------          -------

Total                                  $10,590            $52,067          $62,657
                                       =======            =======          =======


NOTE 9 - Subsequent Event - Common Dividend:

        On September 28, 1998, the Board of Directors of the Company approved a third quarter common dividend in the amount of $.03 per share to common stockholders on October 9, 1998. This dividend was paid on October 21, 1998. Because the approval was subsequent to the end of the third quarter, the Company will record this transaction in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period:


                                                                                                              Period-to-Period
                                                              Percentage of Net Sales                        Increase (Decrease)
                                           -----------------------------------------------------------   ---------------------------
                                                                                                          Thirteen       Thirty-Nine
                                                                                                            Weeks           Weeks
                                               Thirteen Weeks Ended         Thirty-Nine Weeks Ended         1998            1998
                                           ------------    -------------  ------------   -------------
                                           September 26,   September 27,  September 26,  September 27,    Compared        Compared
                                              1998             1997          1998             1997         to 1997         to 1997
                                           ------------    -------------  ------------   -------------    --------        ---------
Revenues:
  Net sales                                   100.0%          100.0%         100.0%          100.0%           5.8%            5.2%
  Other income                                  0.4             0.4            0.3             0.3           21.4            41.9
                                              -----           -----          -----           -----

Total revenues                                100.4           100.4          100.3           100.3            5.9             5.3
                                              -----           -----          -----           -----

Costs and expenses:
  Cost of goods sold                           78.9            77.1           79.6            78.5            8.3             6.7
  Selling, general and administrative          22.1            19.4           20.4            18.3           20.2            17.6
  Impairment of goodwill and
    distribution rights                         1.5                            0.6                             NM              NM
  Interest, net of interest capitalized         1.2             1.0            1.2             1.1           27.7            18.6
                                              -----           -----          -----           -----

Total costs and expenses                      103.7            97.5          101.8            97.9           12.6             9.5
                                              -----           -----          -----           -----

(Loss) income before income taxes              (3.3)            2.9           (1.5)            2.4          (221.3)         (164.1)
                                              -----           -----          -----           -----

Income tax (benefit) provision                 (1.3)            1.2           (0.6)            0.9          (222.5)         (164.8)
                                              -----           -----          -----           -----

Net (loss) income                              (2.0)            1.7           (0.9)            1.5          (220.4)         (163.7)

Accretion of preferred stock
  to redemption value                           0.0             0.0            0.0             0.0           00.0            00.0

Preferred stock dividends                       0.1             0.4            0.1             0.5          (84.8)          (84.8)
                                              -----           -----          -----           -----

Net (loss) income applicable to
  common stock                                 (2.1)%           1.3%          (1.0)%           1.0%         (268.5)         (207.6)
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

RESULTS OF OPERATIONS

Strategic Plan

   The Company embarked on a strategic plan (the Strategic Plan) during the second quarter of 1994 to accelerate the sales of its brand throughout the country. The key elements of this plan are: 1) to build a high margin brand with a leading market share through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems, and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

The Company has made significant progress against key elements of the Strategic Plan. This progress has yielded a leading market share in a consolidating industry. The Company's direct-store-delivery system has now reached near national scope and includes category management and demand management capabilities. The Company has launched a wide range of new product initiatives including the national roll-outs of Whole Fruit Sorbet, Starbucks(TM) Ice Cream and Dreyer's and Edy's Homemade Ice Cream. However, the Company's profitability has been impacted by extraordinarily high dairy prices that have eroded product margins at a time when the Company was beginning to leverage profitability from these strategic investments. The financial pressure created by these dairy prices is likely to continue for the balance of 1998. The Company has raised wholesale prices in response to the dairy cost increases. The impact of these price increases on consumer demand is uncertain, and consequently the Company cannot give assurances that they will provide coverage of the impact of higher dairy costs. As a further response to the effect of the dairy cost increases and the possible continued trend in decreased "better-for-you" product sales, the Company has implemented reductions in other areas of its cost structure to provide partial coverage. As more fully discussed below, the Company's Board of Directors approved a restructuring plan to improve the Company's profitability. The restructuring plan reassesses certain initiatives of the Company's Strategic Plan in order to focus on the core elements of the plan and to accelerate cost reduction.

The Company currently forecasts that the effect of the increase in dairy prices from 1997 levels will be to reduce the Company's gross profit by approximately $25,000,000 for the full year of 1998. The outlook for dairy prices for 1999 remains highly uncertain at this point, and changes in dairy prices could have a material impact on the Company's profitability.

The Company believes that the benefits under the Strategic Plan will be realized in future years, although dairy prices and competitive pressures may delay the realization of those benefits. No assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. The realization of the benefits will depend upon, among other things, consumer purchase responsiveness to the Company's new products, the effectiveness of the Company's marketing and promotion programs, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, commodity costs and efficiencies achieved in manufacturing and distribution operations.

Termination of Ben & Jerry's Distribution Agreement

    On August 31, 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) terminated its distribution agreement with the Company. The distribution agreement authorized the Company to distribute Ben & Jerry's products in more than half of the United States. The Company retains the rights to distribute Ben & Jerry's products for twelve months, or until the end of August 1999. Ben & Jerry's has recently asserted a right to terminate the contract effective April 15, 1999. The Company does not believe that this claim has merit, and is taking legal action as necessary to protect the Company's rights. The Company anticipates some transitional negative financial impact after the twelve month period, but ultimately plans to recoup any lost distribution profits through the expansion of its own, higher-margin branded products. Such transitional negative financial impact may result from expenses relating to launching the Company's own new products, combined with the timing of loss of distribution margin on Ben & Jerry's products in some markets. However, no assurance can be given that the Company's plan to recoup the lost distribution profits will be achieved. The distribution margin on Ben & Jerry's products contributed slightly less than 10 percent of the Company's 1997 gross profit.

In March 1989, the Company acquired a third party independent distributor which had the exclusive rights to distribute Ben & Jerry's products in the New York metropolitan area. In connection with this purchase, the Company recorded $6,115,000 of goodwill and distribution rights. As a result of the termination of the Ben & Jerry's distribution agreement under which the rights were granted, the Company expensed $4,657,000 of unamortized goodwill and distribution rights during the third quarter of 1998.

During the third quarter, Ben & Jerry's also indicated its intent to terminate its separate distribution agreement with the Company's independent distributor in Texas, in which the Company has a minority investment. In 1994, the Company paid this distributor $10,970,000 for the exclusive right to have the Company's products distributed in the state of Texas. However, the distributor retained the right to distribute its existing product line, which included Ben & Jerry's products. Ben & Jerry's action places at significant risk the recovery of the Company's equity investment, distribution rights, and trade accounts receivable relating to this distributor. Accordingly, the Company has recorded a $5,000,000 charge to selling, general and administrative expense in the third quarter to establish a trade accounts receivable reserve. During the fourth quarter, the Company will be completing a thorough review of its strategy in the Texas market and the status of its independent distributor. At this time, the Company anticipates recording an additional charge of up to $13,000,000 for the impairment of its equity investment and its distribution rights in the fourth quarter.

Restructuring Plan and Other Charges

    On October 16, 1998, the Company's Board of Directors approved a restructuring plan to improve the Company's profitability. The restructuring plan reassesses certain initiatives of the Company's long-term strategic plan in order to increase focus on the core elements of the plan and to accelerate cost reduction. In addition, the Company has evaluated certain assets in light of Ben & Jerry's decision to terminate its distribution agreement with the Company, as discussed above, and will take appropriate write-downs in the value of those assets.

The Company currently estimates that the implementation of this restructuring plan and charges will result in a pre-tax charge to earnings of approximately $60,000,000 to $65,000,000 during the third and fourth quarters of 1998. Of this amount, $10,590,000 was recorded during the third quarter.

The components of this restructuring plan and charges are:

- The Company plans to sell the equipment manufacturing operations associated with its Grand Soft ice cream unit. The Grand Soft unit consists of both ice cream and equipment manufacturing operations. The Company intends to remain in the profitable ice cream portion of this business, while exiting the unprofitable equipment manufacturing side. The Company will take approximately $11,000,000 in asset impairment charges and exit costs associated with the sale of this manufacturing operation.

- The Company will execute a program designed to reduce operating expenses in manufacturing and distribution. Core pieces of this program include outsourcing of certain non-strategic activities, consolidation of warehouse facilities, and selected reductions in field sales and distribution staffing. Charges related to these actions will total approximately $10,000,000. The Company recorded severance costs of $933,000 during the third quarter related to staffing reductions made prior to board approval of the full restructuring plan. These charges were recorded as a part of cost of goods sold.

- The Company, in carrying out its national expansion program, had made certain investments to support aggressive expansion in Texas. This strategy, while building volumes, has delivered profitability below expectations. At this time, the Company is modifying this expansion strategy in order to concentrate on more profitable opportunities. The objective will be to preserve volumes while seeking margin improvement. As a result, the Company will recognize approximately $19,000,000 in write-down and impairment charges related to retrenchment of operations at its Texas plant.

- As discussed above, Ben & Jerry's intent to terminate its separate distribution agreement with the Company's independent distributor in Texas places at significant risk the recovery of the Company's equity investment, distribution rights, and trade accounts receivable relating to this distributor. Accordingly, the Company has recorded a $5,000,000 charge to selling, general and administrative expense in the third quarter to establish a trade accounts receivable reserve. During the fourth quarter, the Company will be completing a thorough review of its strategy in the Texas market and the status of its independent distributor. At this time, the Company anticipates recording an additional charge of up to $13,000,000 for the impairment of its equity investment and its distribution rights in the fourth quarter.

- As discussed above, the Company wrote-off $4,657,000 of unamortized goodwill and distribution rights during the third quarter due to the termination of the distribution agreement with Ben & Jerry's.

The Company anticipates that these actions will improve operating results by $14,000,000 in 1999 through lower depreciation and amortization charges and reduced expenses. However, no assurance can be given that the above plan will result in improved operating results.

The following table summarizes the estimated timing of these restructuring and impairment charges:



                                           Third Quarter    Fourth Quarter
                                           -------------    --------------    Estimated
($ in thousands)                              Actual           Estimated        Total
                                              ------           ---------      ---------
Equipment manufacturing unit                 $    --            $11,000        $11,000
Reduce operating expenses                        933              9,067         10,000
Texas plant                                       --             19,000         19,000
Texas independent distributor                  5,000             13,000         18,000
Ben & Jerry's goodwill and
 distribution rights                           4,657                 --          4,657
                                             -------            -------        -------

Total                                        $10,590            $52,067        $62,657
                                             =======            =======        =======

Adoption of New Accounting Standard

    The Company is required to adopt the Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the cost of start-up activities, including preoperating costs, should be expensed as incurred. This new accounting standard is effective for financial statements for periods beginning after December 15, 1998. The Company currently capitalizes preoperating costs such as those incurred during the construction and start-up of new manufacturing and distribution facilities and introductory allowances paid to customers. These costs are amortized over one to three years. Upon adoption of SOP 98-5, the Company will expense unamortized preoperating costs in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SOP 98-5 to have a material adverse effect on its financial position.

Thirteen Weeks ended September 26, 1998 Compared with Thirteen Weeks Ended September 27, 1997

   Consolidated net sales for the third quarter of 1998 increased by $16,716,000, or 6%, to $302,972,000 from $286,256,000 for the same period last year. Sales of the Company's branded products increased 4%, or $6,382,000, as a result of higher selling prices and increased gallon sales. Dreyer's and Edy's Homemade Ice Cream and classic Dreyer's and Edy's Grand Ice Cream achieved strong sales increases, offsetting significant sales declines in the Company's "better-for-you" frozen yogurt, sugar free and fat free products. The effect of wholesale price increases for the Company's branded products was approximately 2% between these periods, before the effect of increased trade promotion expense. Sales of branded products purchased from other manufacturers (partner brands) increased 10% due to increases in sales of Ben and Jerry's Homemade(R) superpremium products. Sales of partner brands represented 39% of consolidated net sales, an increase of 1 percentage point over the same period in the prior year. The effect of price increases for partner brands was approximately 6%.

Other income increased $233,000, or 21%, over the third quarter of 1997, due to higher earnings from a joint venture accounted for under the equity method.

Cost of goods sold increased $18,303,000, or 8%, over the third quarter of 1997, while the overall gross margin decreased to 21.1% from 22.9%. The gross margin decreased due to lower margins on company brands in 1998 caused by higher dairy costs of $7,986,000 and a shift in the mix of products away from the higher margin "better-for-you" products, partially offset by a decrease in distribution costs as a percent of net sales and price increases.

Selling, general and administrative expenses in the third quarter of 1998 were $11,283,000, or 20%, higher than in the same period of 1997. Part of this increase related to the $5,000,000 reserve for trade receivables created during the third quarter of 1998. The remainder of the increase related primarily to higher trade promotion, legal settlement and information technology expenses in the third quarter of 1998 compared with the same period in 1997. Selling, general and administrative expenses increased to 22% of net sales in 1998 as compared with 19% of net sales in 1997.

During the third quarter of 1998, the Company recorded a $4,657,000 impairment charge relating to the write-off of the unamortized balance of goodwill and distribution rights upon termination of these rights by Ben & Jerry's.

Interest expense increased $805,000, or 28%, over the third quarter of 1997, due primarily to additional interest expense from higher average borrowings on the Company's line of credit and less interest capitalized during the third quarter of 1998 due to lower construction-in-progress balances.

The Company recorded an income tax benefit during the third quarter as a result of its pre-tax loss. The effective tax rate increased to 39.7% for the third quarter of 1998 from 39.3% for the third quarter of 1997. As a result of the restructuring plan and other charges to be recorded in the fourth quarter of 1998, the Company's effective tax rate for 1998 is expected to be 37.3%. This would result in the reversal of $238,000 of the tax benefit recorded during the third quarter of 1998.

Preferred stock dividends decreased due to the conversion in October 1997 of redeemable convertible preferred stock from Series B to Series A. Series A preferred stock earns dividends at a lower rate than Series B.

Thirty-Nine Weeks ended September 26, 1998 Compared with Thirty-Nine Weeks Ended September 27, 1997

   Consolidated net sales for the three quarters of 1998 increased by $39,661,000, or 5%, to $798,327,000 from $758,666,000 for the same period last year. Sales of the Company's branded products were 5%, or $23,044,000, higher than the comparable period in 1997. Dreyer's and Edy's Homemade Ice Cream and classic Dreyer's and Edy's Grand Ice Cream achieved strong sales increases, offsetting significant declines in sales of the Company's "better-for-you" frozen yogurt, sugar free and fat free products. Wholesale prices for the Company's branded products increased 2% between these periods, before the effect of increased trade promotion expense. Sales of branded products purchased from other manufacturers (partner brands) increased 6% due to increases in sales of Ben and Jerry's Homemade(R) superpremium products. Sales of partner brands represented 37% of consolidated net sales in both periods. The effect of price increases for partner brands was approximately 4% between these periods.

Other income increased $873,000, or 42%, over the first three quarters of 1997 due to higher earnings from a joint venture accounted for under the equity method.

Cost of goods sold increased $40,074,000, or 7%, over the first nine months of 1997, while the overall gross margin decreased from 21.5% to 20.4%. The gross margin decreased due to lower margins on company brands in 1998 caused by higher dairy costs of $14,803,000 and a shift in the mix of products away from the higher margin "better-for-you" products, partially offset by lower distribution costs as a percent of net sales and price increases.

Selling, general and administrative expenses for the first nine months of 1998 were $24,303,000, or 18%, higher than in the same period of 1997. This increase related primarily to higher trade promotion expenses compared with the same period in 1997 and the $5,000,000 reserve for trade receivables created during the third quarter of 1998. Selling, general and administrative expenses increased to 20% of total sales for the first three quarters of 1998 as compared to 18% of total sales for the same period in 1997.

During the third quarter of 1998, the Company recorded a $4,657,000 impairment charge relating to the write-off of the unamortized balance of goodwill and distribution rights upon termination of these rights by Ben & Jerry's.

Interest expense increased $1,514,000, or 19%, due primarily to additional interest expense from higher average borrowings on the Company's line of credit.

The Company recorded an income tax benefit for the first three quarters of 1998 as a result of its pre-tax loss. The effective tax rate increased to 39.7% for the first three quarters of 1998 from 39.3% for the first three quarters of 1997. As a result of the restructuring plan and other charges to be recorded in the fourth quarter of 1998, the Company's effective tax rate for 1998 is expected to be 37.3%. This would result in the reversal of $281,000 of the tax benefit recorded year-to-date through the end of the third quarter of 1998.

Preferred stock dividends decreased due to the conversion in October 1997 of redeemable convertible preferred stock from Series B to Series A. Series A preferred stock earns dividends at a lower rate than Series B.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at September 26, 1998 decreased $1,260,000 from year-end 1997 due primarily to an increase in trade accounts payable partially offset by a seasonal increase in trade accounts receivable and other accounts receivable. The $37,040,000 increase in trade accounts payable is the result of seasonality and a Company program to more effectively manage cash flow. Cash was provided primarily from operations and borrowings on the Company's line of credit, and was used to fund a $31,563,000 increase in property, plant and equipment.

At September 26, 1998, the Company had $1,354,000 in cash and cash equivalents, and unused credit of $70,700,000 under its $175,000,000 line of credit. This line of credit expires December 31, 2000. The Company believes that its credit line, along with its liquid resources, internally generated cash and financing capacity, are adequate to meet anticipated operating and capital requirements.

On September 28, 1998, the Board of Directors of the Company approved a third quarter common dividend in the amount of $.03 per share to common stockholders on October 9, 1998. This dividend was paid on October 21, 1998. Because the approval was subsequent to the end of the third quarter, the Company will record this transaction in the fourth quarter of 1998.

The Company has reviewed its restructuring plan with its various banks and private lenders, and has secured any modifications to debt agreements required as a result of the restructuring. These modifications will result in a higher interest rate during 1999 which the Company believes will be more than offset by lower borrowings.

The Company anticipates that the restructuring plan will enhance its cash flow, both through short-term tax benefits, which will more than offset any pre-tax cash outflows, and through longer-term savings in its cost structure. The Company also has completed a phase of capital investment required to support geographical expansion, and anticipates significant reductions in capital spending through 1999.

The Company's Series A redeemable convertible preferred stock, par value $100,752,000, is convertible at any time at the option of the holder into 5,800,000 newly issued shares of common shares of the Company. The holder may instead redeem the issue for cash at par on June 30, 2001. The Company presently anticipates that it would fund such a redemption from operating cash flow, borrowings or other financing sources.

YEAR 2000 COMPLIANCE

The Company is in the process of addressing the Year 2000 problem. Critical centralized information systems (software and hardware) are either being upgraded or enhanced for Year 2000 compliance. Non-information technology, such as embedded chip technology used in the Company's manufacturing systems, is also being reviewed to determine if upgrades or enhancements are necessary. The Company expects to complete this review process by mid-1999. The Company is also surveying key customers and suppliers to determine the status of their Year 2000 compliance programs. The survey process is scheduled for completion by year-end 1998.

The Company believes the Year 2000 problem does not pose a significant operational or financial risk. The Company has a broad base of customers with no customer comprising more than 10% of net sales. The Company also has a broad base of suppliers with multiple sourcing possibilities for all purchases. Nevertheless, the Company is in the process of developing appropriate contingency plans in an attempt to minimize the effect of any issues that may arise from the failure of the Company, its suppliers or its customers to complete Year 2000 compliance work. The Company believes that it will complete the contingency plan development by mid-1999.

The Company's assessment of the Year 2000 problem is based upon certain assumptions that may later prove to be inaccurate. The greatest potential risks relate to those situations beyond the Company's control, particularly the inability of suppliers and customers to be Year 2000 compliant, causing disruptions in the manufacturing and distribution network. Additionally, customer's inability to pay in a timely manner and the disruption of electronic invoicing and payment systems could cause financial risk and losses to the Company. The Company expects to be able to more fully enumerate the operational and financial risks from the Year 2000 problem upon completion of its review process.

The total cost for the Company's Year 2000 initiatives is estimated to be $6,000,000, of which $3,500,000 will be incurred during 1998 and $2,500,000 will be incurred during 1999. The majority of these costs relate to the accelerated replacement of capitalized hardware and software systems. The Company's cost estimates do not include costs that may result from the failure of third parties to be Year 2000 compliant or the costs to implement contingency plans. The Company does not expect the cost of Year 2000 compliance to have a material impact on the Company's financial position, results of operations or cash flows.

PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On August 31, 1998, the Company filed an action against Ben & Jerry's Homemade, Inc. (Ben & Jerry's) in the United States District Court, Northern District of California, seeking among other things declaratory and injunctive relief and damages. The Company believes that it has the right to exclusively distribute Ben & Jerry's products through August 1999 under the terms of the distribution agreement between the Company and Ben & Jerry's dated January 6, 1987, as amended (the Distribution Agreement). Ben & Jerry's has asserted that the Company has rights to exclusive distribution only until April 15, 1999. The Company intends to vigorously defend its rights under the Distribution Agreement. While management believes that the resolution of this action will not have a material adverse effect on the Company's consolidated financial statements, the ultimate outcome of this matter cannot be presently determined.

ITEM 5.    OTHER INFORMATION

        Discretionary Proxy Voting Authority/Shareholder Proposals

        Recently, the Securities and Exchange Commission adopted a new proxy rule (Rule 14a-4(c)(i) under the Securities Exchange Act of 1934) which specifies the circumstances in which a company's annual meeting proxies executed by its shareholders may confer discretionary authority on the persons named in the proxies to vote on shareholder proposals which may be presented at the annual meeting. Under this new rule, such proxies may confer discretionary authority to vote on shareholder proposals presented at any annual meeting if: (i) the company did not have notice of the shareholder proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual meeting, and (ii) a specific statement to that effect is made in the company's proxy statement or form of proxy.

        The Company intends to avail itself of the provisions of Rule 14a-4(c)(i), and accordingly, with respect to the Company's 1999 annual meeting, the Company proxies executed by shareholders will be deemed to have granted discretionary authority to vote on any shareholder proposals presented at the 1999 annual meeting of which the Company has not received written notice (addressed to the Company at its principal executive offices set forth on the cover of this Report, Attention:
        Corporate Secretary) by February 19,1999.

        The foregoing has no affect on the requirement (as set forth in the Company's proxy statement for its May 6, 1998 Annual Meeting) that in order to be eligible for inclusion in the Company's proxy statement relating to its 1999 Annual Meeting, shareholder proposals must be received by the Company not later than November 26, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a. No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1998.

       b. Exhibits

Exhibit No.                               Description
-----------                               -----------
10.1                  First Amendment to Amended and Restated Credit Agreement
                      dated as of November 3, 1998 and effective as of September
                      25, 1998, among Dreyer's Grand Ice Cream, Inc. and Bank of
                      America National Trust and Savings Association, as a Bank
                      and as Agent, ABN-AMRO N.V., San Francisco International
                      Branch as a Bank and as Co-Agent, Credit Suisse First
                      Boston and Union Bank of California, N.A. (collectively
                      the "Banks"), amending the Amended and Restated Credit
                      Agreement dated as of March 27, 1998 among Dreyer's Grand
                      Ice Cream, Inc. and the Banks.

27                    Financial Data Schedule.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DREYER'S GRAND ICE CREAM, INC.



Dated:  November 10, 1998               By: /s/ Timothy F. Kahn
                                            ------------------------------------
                                            Timothy F. Kahn
                                            Vice President - Finance and
                                            Administration and Chief Financial
                                            Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                               Description
-----------                               -----------
10.1                  First Amendment to Amended and Restated Credit Agreement
                      dated as of November 3, 1998 and effective as of September
                      25, 1998, among Dreyer's Grand Ice Cream, Inc. and Bank of
                      America National Trust and Savings Association, as a Bank
                      and as Agent, ABN-AMRO N.V., San Francisco International
                      Branch as a Bank and as Co-Agent, Credit Suisse First
                      Boston and Union Bank of California, N.A. (collectively
                      the "Banks"), amending the Amended and Restated Credit
                      Agreement dated as of March 27, 1998 among Dreyer's Grand
                      Ice Cream, Inc. and the Banks.

27                    Financial Data Schedule.