Form 10-K
period 1998-12-26
DREYERS GRAND ICE CREAM INC
filed 1999-03-26
CIK 352305

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                                       OR

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value (based on the average of the high and low sales prices on March 18, 1999, as reported by NASDAQ) of the Common Stock held by non-affiliates was approximately $321,211,655. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

     As of March 18, 1999, the latest practicable date, 27,490,677 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 26, 1998, filed as Exhibit 13 to this Annual Report on Form 10-K, are incorporated by reference into Part IV of the Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 26, 1998 is not to be deemed filed as part of this Report.

     Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before April 25, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders is not to be deemed filed as part of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Dreyer's, a single segment industry company, manufactures and distributes premium ice cream and other frozen dessert products. Since 1977, Dreyer's has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of frozen dairy and other frozen desserts sold under the Dreyer's and Edy's brand names in retail outlets serving more than 87% of the households in the United States. The Dreyer's line of products are available in the thirteen western states, Texas, certain markets in the Far East and South America. The Company's products are sold under the Edy's brand name generally throughout the remaining regions of the United States. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system further described below under the caption "Marketing, Sales and Distribution." The Company also distributes and, in certain instances, manufactures branded ice cream and frozen dessert products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

MARKETS

     Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of "private label" ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants. The resulting reduction in the demand for milk and the "regular" ice cream brands produced by the independent dairies has caused many such dairies to withdraw from the market. Manufacturing and formulation complexities, broader flavor requirements, consumer preference and brand identity, however, make it more difficult for the chains' private label brands to compete effectively in the premium market segment. As a result, independent premium brands such as the Company's are normally stocked by major grocery chains.

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

PRODUCTS

     The Company and its predecessors have always been innovators of flavor, package development and formulation. William A. Dreyer, the founder of Dreyer's and the creator of Dreyer's Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road. Dreyer's was the first to produce an ice cream lower in calories. The Company's Grand Light(R) formulation was a precursor to the reduced fat, reduced sugar and low cholesterol products in the Company's current product line.

     The Company uses only the highest quality ingredients in its products. The Company's philosophy is to make changes in its formulations or production processes only to the extent that such changes do not compromise quality for cost even though the industry in general may adopt such new formulation or process compromises.

     Dreyer's and Edy's Grand Ice Cream is the Company's flagship product which utilizes traditional formulations with all natural flavorings and is characterized by premium quality taste and texture, and diverse flavor selection. The flagship product is complimented by Dreyer's and Edy's Homemade Ice Cream, a product formulated for regional taste preferences and now distributed on a nationwide basis, and the Company's reduced fat, low cholesterol products such as Frozen Yogurt; Grand Light(R); No Sugar Added and Fat Free ice creams; and the Company's Sherbet and Whole Fruit Sorbet products. The Company believes these "better for you" products are well positioned in the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company also produces Portofino(R) brand Italian style ice cream which is distributed in selected western markets, and manufactures and distributes Starbucks(R) Ice Cream products for its joint venture with Starbucks Coffee Company. The Company also produces a premium soft serve product, Grand Soft(R), which is available as ice cream or frozen yogurt. The Company's novelty line features Dreyer's and Edy's Ice Cream Bars, Fruit Bars, and Sundae Cones. The Company has launched Godiva(R) Ice Cream, a ultra-premium product produced by the Company under a long-term license with Godiva Chocolatier. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company's product lines now include over 110 flavors that are selected both on the basis of general popularity and on the intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program.

     The Company holds registered trademarks on many of its products. Dreyer's believes that consumers associate the Company's trademarks, distinctive packaging and trade dress with its high quality products. The Company does not own any patents that are material to its business. Research and development expenses are not significant, nor have they been significant in the past.

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

     In fiscal 1994 the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Strategic Plan). The key elements of this plan are: 1) to build high margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business (Grand Soft). The investments required to fund the brand building actions and national expansion and to support the Grand Soft business substantially increased the Company's cost structure.

     Beginning in late fiscal 1997 and continuing into fiscal 1998, the cost of dairy, the primary ingredient in ice cream, increased significantly. These costs peaked in fiscal 1998 at a rate more than double that experienced in the prior year. This increase reduced the Company's fiscal 1998 gross margin by approximately

$22,000,000 when compared to fiscal 1997. Aggressive discounting by the Company's competitors made it difficult to raise prices by an amount sufficient to compensate for these higher dairy costs. During this same period, sales volumes of the Company's "better for you" products continued the significant decline that began in fiscal 1997, consistent with an industry-wide trend. These "better for you" products enjoy a higher margin than the Company's classic ice cream and the volume decline had a significant impact on the Company's profitability in fiscal 1998. Finally, in August of 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry's yielded revisions to the original contract terms which will reduce the Company's distribution gross margin of Ben & Jerry's products by approximately 54% starting September 1, 1999. The Company estimates that the markets where it will stop distributing Ben & Jerry's products contributed approximately 6% of its gross margin, or $13,000,000, in fiscal 1998.

     The above factors: the higher dairy costs; the decline in "better for you" volumes; and the reduction in future Ben & Jerry's sales; had and will have a negative effect on the Company's gross margin and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded a restructuring program designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. The reassessment also addressed the need to review the valuation of certain assets unfavorably impacted by Ben & Jerry's decision to change its distribution agreement with the Company. On October 16, 1998, the board of directors approved the restructuring program.

     For additional information see the discussion set forth in Note 3 which appears on pages 22-24 of the Company's 1998 Annual Report to Stockholders which is incorporated herein by reference. In addition, see the discussions set forth under the captions "Background," "Revision of Ben & Jerry's Distribution Agreement" and "Restructuring Program and Other Actions" in "Management's Discussion and Analysis" which appear on pages 34-37 of the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference.

     Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery system to distribute the Company's products directly to the retail ice cream cabinet by either the Company's own personnel or independent distributors who primarily distribute the Company's products. This store level distribution allows service to be tailored to the needs of each store. Dreyer's believes this service ensures proper product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold. Under the Strategic Plan, the Company's distribution network has been significantly expanded to where the Company's products are available to grocery stores serving approximately 87% of the households in the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

     The distribution network in the West now includes twelve distribution centers operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego, Seattle and Denver. The Company also has independent distributors handling the Company's product in various areas of the thirteen western states, Texas, the Far East and South America.

     Distribution in the remainder of the United States is under the Edy's brand name with most of the distribution handled through seventeen Company-owned distribution centers, including centers in the New York/New Jersey metropolitan area, Chicago, the Washington/Baltimore metropolitan area, Atlanta, Tampa and Kansas City. The Company also has independent distributors handling the Company's products in certain market areas east of the Rocky Mountains.

     Taken together, independent distributors accounted for approximately 21% of the Company's consolidated sales in fiscal 1998. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     Each distributor, whether Company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

     For fiscal 1998, one customer, Safeway, Inc., accounted for 10% of consolidated sales of the Company. No other customers accounted for 10% or more of consolidated sales. The Company's export sales were about 1% of fiscal 1998 consolidated sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

MANUFACTURING

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. The Company has a manufacturing agreement with one ice cream manufacturer to produce Dreyer's line of products serving high altitude markets and to occasionally meet peak periods of demand in accordance with specifications and quality control provided by Dreyer's. Of the approximately 93 million gallons of the Company's products sold in fiscal 1998, approximately two million gallons were manufactured under this agreement. The Company also has manufacturing agreements with six different companies to produce a portion of its novelty products. During fiscal 1998, approximately two million cases (45% of total production) of Dreyer's and Edy's Ice Cream Bars and Fruit Bars were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In fiscal 1998, the Company manufactured approximately 14 million gallons of product under these agreements.

     The primary factor in the Company's product costs is the price of basic dairy ingredients (cream, milk and skim milk) and sugar. The minimum prices paid for dairy ingredients are established by the market under the Federal Milk Price Support Program. In fiscal 1997, dairy raw material prices decreased from 1996 resulting in a favorable impact of approximately $3,800,000 in gross margin. In fiscal 1998, the Company experienced a significant increase of approximately $22,000,000 in dairy raw materials costs, when compared to fiscal 1997, which negatively impacted the Company's gross margin.

     In order to ensure consistency of flavor, each of the Company's manufacturing plants purchases, to the extent practicable, all of its required dairy ingredients from a limited number of suppliers. These dairy products and most other ingredients or their equivalents are available from multiple sources. The Company maintains a rigorous process for evaluating qualified alternative suppliers of its key ingredients.

COMPETITION

     The Company's manufactured products compete on the basis of brand image, quality and breadth of flavor selection. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat, reduced sugar and low cholesterol ice cream products generally require technologically sophisticated formulations and production in comparison to standard or "regular" ice cream products.

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

EMPLOYEES

     On December 26, 1998, the Company had approximately 3,450 employees. The Company's Union City manufacturing and distribution employees are represented by the Teamsters Local 853, whose contract with the Company expires between September 1999 and December 2000 for different types of employees, and the International Union of Operating Engineers, Stationary Local No. 39, whose contract with the Company expires in August 2001. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150 whose contract with the Company expires in August 1999. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655 whose contract with the Company expires in December 2000. The Company has never experienced a strike by any of its employees.

ITEM 2. PROPERTIES

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 54,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has the current production capacity of 28 million gallons per year. During fiscal 1998, the facility produced approximately 19 million gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and dry storage space, 25,000 square feet of cold storage space and 19,000 square feet of office space. The lease on this property, including renewal options, expires in 2022. The plant has the current production capacity of 22 million gallons per year. During fiscal 1998, the facility produced approximately 18 million gallons of ice cream and related products.

     The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility includes 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 74,000 square feet of manufacturing and storage space and 16,000 square feet of office space. In January 1998, the Company completed construction of an additional warehouse on land adjacent to the Ft. Wayne manufacturing facility. The newly constructed warehouse has cold storage space of 109,000 square feet. The plant has the current production capacity of 64 million gallons per year. During fiscal 1998, the facility produced approximately 49 million gallons of ice cream and related products. The Company's original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company's obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 68,000 square feet of manufacturing and dry storage space, 46,000 square feet of cold storage warehouse space and 20,000 square feet of office space. The plant has the current production capacity of approximately 30 million gallons per year. During fiscal 1998, this facility produced approximately 19 million gallons of ice cream and related products. As a result of the restructuring program, the Company will realize substantially lower production volumes over the remaining useful life of its Houston, Texas manufacturing plant than originally contemplated. For additional information see the discussion set forth under the caption "Restructuring Program and Other Actions" in "Management's Discussion and Analysis" which appears on pages 35-37 of the Company's 1998 Annual Report to Stockholders which is incorporated herein by reference.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 12,000 square feet of manufacturing and dry storage space, 13,000 square feet of cold storage space and 1,000 square feet of office space. Another 4,000 square feet of office space is leased. The plant has the current production capacity of 5 million gallons per year. During fiscal 1998, the facility produced approximately 5 million gallons of ice cream and related products.

     The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant.

     The Company leases or rents various local distribution and office facilities with leases expiring through the year 2022, including options to renew, except for one that has 89 years remaining on the lease.

ITEM 3. LEGAL PROCEEDINGS

     During the third quarter of fiscal 1998, Ben & Jerry's notified the Company of its intention to terminate the distribution agreement between the Company and Ben & Jerry's. The Company subsequently entered into negotiations with Ben & Jerry's to resolve issues associated with the pending termination. In the first quarter of 1999, the companies announced that they reached a resolution regarding these issues by amending the existing distribution agreement and entering into a new distribution agreement. As a result, the Company will continue to distribute Ben & Jerry's products until August 31, 1999 in all existing markets, except the New York metropolitan area, and on terms and conditions different in some respects from those in place prior to the amendment. The Company will stop distributing Ben & Jerry's products in New York on April 1, 1999. Starting September 1, 1999, the Company's distribution of Ben & Jerry's products will continue in a smaller geographic region pursuant to the terms of the new distribution agreement.

     For additional information see the discussion set forth under the caption "Revision of Ben & Jerry's Distribution Agreement" in Note 3 which appears on page 22 of the Company's 1998 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages are as follows:

        NAME                                 POSITION                         AGE
        ----                                 --------                         ---
T. Gary Rogers         Chairman of the Board and Chief Executive Officer      56
William F. Cronk, III  President                                              56
Edmund R. Manwell      Secretary                                              56
Thomas M. Delaplane    Vice President -- Sales                                54
J. Tyler Johnston      Vice President -- Marketing                            45
Timothy F. Kahn        Vice President -- Finance and Administration and
                       Chief Financial Officer                                45
William R. Oldenburg   Vice President -- Operations                           52

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

     Mr. Kahn has served as Vice President -- Finance and Administration and Chief Financial Officer since March 1998. In 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., which included Pizza Hut Restaurants.

     Mr. Oldenburg has served as Vice President -- Operations of the Company since September 1986.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in Note 16 under the caption "Price Range Per Common Share (NASDAQ)" which appears on page 31 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

     On March 18, 1999, the number of holders of record of the Company's common stock was 5,114.

     On November 18, 1997, the Company issued shares of common stock to holders of record on October 30, 1997 to effect a two-for-one common stock split. Unless otherwise indicated, all share information appearing in this report has been restated to reflect this stock split on a retroactive basis.

     The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of fiscal 1997 and fiscal 1998. On February 23, 1999, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.03 per share of common stock for each quarter of fiscal 1999. Also on February 23, 1999, the Board of Directors declared a dividend of $.03 per share of common stock for the first quarter of fiscal 1999 for stockholders of record on March 26, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Significant Financial Data" which appears on page 33 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this report are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual actions or results to differ materially from those contained in the forward-looking statements. The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause such a difference include, but are not limited to, the Company's ability to achieve the cost reductions anticipated from its restructuring program and to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy and other commodities used in the Company's products, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, the Company's ability to increase sales of its branded products and responsiveness of the trade and consumers to the Company's new products and increased marketing and promotional expenses.

     The information set forth under the caption "Risks and Uncertainties" in "Management's Discussion and Analysis" which appears on page 37 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Market Risk" in "Management's Discussion and Analysis" which appears on page 39 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 22, 1999 appearing on pages 16-32 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Board of Directors -- Nominees for Director" and "Board of Directors -- Continuing Directors," "Matters Submitted to the Vote of Stockholders -- Election of Directors," "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Security Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before April 25, 1999, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation" and "Board of Directors -- Remuneration of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before April 25, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before April 25, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" and "Executive Compensation -- Other Relationships" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before April 25, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

     The following documents are filed as part of this report:

                                                                        PAGE(S) IN
                                                                      ANNUAL REPORT*
                                                                      --------------
  1.    Financial Statements:
        Consolidated Statement of Operations for each of the three
             years in the period ended December 26, 1998............        16
        Consolidated Balance Sheet at December 26, 1998 and December
             27, 1997...............................................        17
        Consolidated Statement of Changes in Stockholders' Equity
             for the three years ended December 26, 1998............        18
        Consolidated Statement of Cash Flows for each of the three
             years in the period ended December 26, 1998............        19
        Notes to Consolidated Financial Statements..................      20-31
        Report of Independent Accountants...........................        32

                                                                         PAGE(S)
                                                                         -------
  2.    Financial Statement Schedule:
        Report of Independent Accountants on Financial Statement
             Schedule for each of the three years in the period
             ended December 26, 1998................................        18
        Schedule II. Valuation and Qualifying Accounts..............        19

---------------
  * Incorporated by reference to the indicated pages of the Company's 1998 Annual Report to Stockholders.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of any other 50 percent or less owned company have been omitted because the Registrant's proportionate share of income from continuing operations before income taxes and cumulative effect of change in accounting principle is less than 20 percent of the respective consolidated amounts, and the investment in and advances to any such company is less than 20 percent of consolidated total assets.

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

     (iii) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) referenced in
           Exhibit 10.16 herein.

     (iv)  Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan referenced in
           Exhibit 10.19 herein.

     (v)  Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) referenced in
          Exhibit 10.20 herein.

     (vi)  Dreyer's Grand Ice Cream, Inc. Income Swap Plan referenced in Exhibit
           10.21 herein.

  (b) REPORTS ON FORM 8-K

     Not applicable.

  (c) EXHIBITS

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
   2.1       Securities Purchase Agreement dated June 24, 1993 by and
             among Dreyer's Grand Ice Cream, Inc., Trustees of General
             Electric Pension Trust, GE Investment Private Placement
             Partners, I and General Electric Capital Corporation
             (Exhibit 2.1(11)).
   2.2       Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
             General Electric Pension Trust, GE Investment Private
             Placement Partners, I and General Electric Capital
             Corporation, amending Exhibit 2.1 (Exhibit 2.1(14)).
   2.3       Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle
             Holdings, Inc. (Exhibit 2.1(15)).
   2.4       First Amendment to Stock and Warrant Purchase Agreement
             dated as of June 14, 1994 by and between Dreyer's Grand Ice
             Cream, Inc. and Nestle Holdings, Inc., amending Exhibit 2.3
             (Exhibit 2.1(16)).
   2.5       Second Amendment to Securities Purchase Agreement dated July
             28, 1995 and effective as of June 1, 1995 by and among
             Dreyer's Grand Ice Cream, Inc., Trustees of General Electric
             Pension Trust, GE Investment Private Placement Partners, I
             and General Electric Capital Corporation, amending Exhibit
             2.1 (Exhibit 10.2(18)).
   2.6       Third Amendment to Securities Purchase Agreement dated
             October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
             General Electric Pension Trust, GE Investment Private
             Placement Partners, I and General Electric Capital
             Corporation, amending Exhibit 2.1 (Exhibit 10.1(19)).
   2.7       Amended and Restated Fourth Amendment to Securities Purchase
             Agreement dated March 12, 1996 and effective as of October
             1, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
             Trustees of General Electric Pension Trust, GE Investment
             Private Placement Partners, I and General Electric Capital
             Corporation, amending Exhibit 2.1 (Exhibit 2.8(20)).
   3.1       Certificate of Incorporation of Dreyer's Grand Ice Cream,
             Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications,
             Limitations and Restrictions of such series of Preferred
             Stock and the Certificate of Designation of Series B
             Convertible Preferred Stock, as amended, setting forth the
             Powers, Preferences, Rights, Qualifications, Limitations and
             Restrictions of such series of Preferred Stock (Exhibit
             3.1(16)).
   3.2       Certificate of Designation, Preferences and Rights of Series
             A Participating Preference Stock (Exhibit 3.2(17)).
   3.3       By-laws of Dreyer's Grand Ice Cream, Inc., as last amended
             May 2, 1994 (Exhibit 3.2(16)).
   4.1       Amended and Restated Rights Agreement dated March 4, 1991
             between Dreyer's Grand Ice Cream, Inc. and Bank of America,
             NT & SA (Exhibit 10.1(6)).
   4.2       Registration Rights Agreement dated as of June 30, 1993
             among Dreyer's Grand Ice Cream, Inc., Trustees of General
             Electric Pension Trust, and GE Investment Private Placement
             Partners, I and General Electric Capital Corporation
             (Exhibit 4.1(12)).
   4.3       Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
             General Electric Pension Trust, GE Investment Private
             Placement Partners, I and General Electric Capital
             Corporation, amending Exhibit 4.2 (Exhibit 4.1(14)).
   4.4       First Amendment to Amended and Restated Rights Agreement
             dated as of June 14, 1994 between Dreyer's Grand Ice Cream,
             Inc. and First Interstate Bank of California (as successor
             Rights Agent to Bank of America NT & SA), amending Exhibit
             4.1 (Exhibit 4.1(16)).
   4.5       Registration Rights Agreement dated as of June 14, 1994
             between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings,
             Inc. (Exhibit 4.2(16)).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
   4.6       Warrant Agreement dated as of June 14, 1994 between Dreyer's
             Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit
             4.3(16)).
   4.7       Second Amendment to Amended and Restated Rights Agreement
             dated March 17, 1997 between Dreyer's Grand Ice Cream, Inc.
             and ChaseMellon Shareholder Services, LLC, as Rights Agent,
             amending Exhibit 4.1 (Exhibit 10.1 (24)).
   4.8       Third Amendment to Amended and Restated Rights Agreement
             dated May 15, 1997 between Dreyer's Grand Ice Cream, Inc.
             and ChaseMellon Shareholder Services, LLC, as Rights Agent,
             amending Exhibit 4.1 (Exhibit 10.1 (25)).
  10.1       Agreement dated September 18, 1978 between Dreyer's Grand
             Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(1)).
  10.2       Agreement and Lease dated as of January 1, 1982 and
             Amendment to Agreement and Lease dated as of January 27,
             1982 between Jack and Tillie Marantz and Dreyer's Grand Ice
             Cream, Inc., as amended (Exhibit 10.2(17)).
  10.3       Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan
             (1982), as amended. (Exhibit 10.6(13)).
  10.4       Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1, 1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security Agreement, Pledge
             and Security Agreement and General Continuing Guaranty of
             Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
  10.5       Distribution Agreement between Dreyer's Grand Ice Cream,
             Inc. and Ben & Jerry's Homemade, Inc. dated January 6, 1987
             (Exhibit 10.1(3)).
  10.6       Amendment and Waiver dated July 17, 1987 between Dreyer's
             Grand Ice Cream, Inc. and Security Pacific National Bank,
             amending the General Continuing Guaranty referenced in
             Exhibit 10.4 (Exhibit 10.44(7)).
  10.7       Amendment and Waiver dated December 24, 1987 between
             Dreyer's Grand Ice Cream, Inc. and Security Pacific National
             Bank, amending the General Continuing Guaranty referenced in
             Exhibit 10.4 (Exhibit 10.45(7)).
  10.8       Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc.,
             Edy's Grand Ice Cream, Edy's of New York, Inc., and Ben &
             Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46
             (4)).
  10.9       Amendment to the Distribution Agreement dated as of April
             11, 1989 by and among Dreyer's Grand Ice Cream, Inc., Edy's
             Grand Ice Cream, Edy's of New York, Inc., and Ben & Jerry's
             Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
  10.10      Form of Indemnification Agreement between Dreyer's Grand Ice
             Cream, Inc. and each officer and director of Dreyer's Grand
             Ice Cream, Inc. (Exhibit 10.47(4)).
  10.11      Assignment of Lease dated as of March 31, 1989 among
             Dreyer's Grand Ice Cream, Inc., Smithway Associates, Inc.
             and Wilsey Foods, Inc. (Exhibit 10.52(5)).
  10.12      Amendment of Lease dated as of March 31, 1989 between
             Dreyer's Grand Ice Cream, Inc. and Smithway Associates,
             Inc., as amended by letter dated April 17, 1989 between
             Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc.,
             amending Exhibit 10.11 (Exhibit 10.53(5)).
  10.13      Third Amendment to General Continuing Guaranty and Waiver
             dated January 29, 1991 between Dreyer's Grand Ice Cream,
             Inc. and Security PacificNational Bank, amending the General
             Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
             10.46(7)).
  10.14      $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between
             Dreyer's Grand Ice Cream, Inc. and each of Massachusetts
             Mutual Life Insurance Company, Massachusetts Mutual Life
             Pension Insurance Company, Connecticut Mutual Life Insurance
             Company, the Equitable Life Assurance Society of the United
             States, and Transamerica Occidental Life Insurance Company
             (Exhibit 19.1(8)).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  10.15      Second Amendment to Distribution Agreement dated as of
             August 31, 1992 between Dreyer's Grand Ice Cream, Inc. and
             Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
             19.6(9)).
  10.16      Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992)
             (Exhibit 10.35(13)).
  10.17      Agreement of Amendment and Waiver, dated as of September 30,
             1992, between Dreyer's Grand Ice Cream, Inc. and each of
             Massachusetts Mutual Life Insurance Company, MML Pension
             Insurance Company, the Connecticut Mutual Life Insurance
             Company, the Equitable Life Assurance Society of the United
             States, and Transamerica Occidental Life Insurance Company
             (together, the "Lenders") regarding the Note Agreements
             dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
             Inc. and each of the Lenders, which Note Agreements are
             referenced in Exhibit 10.14 (Exhibit 19.5(9)).
  10.18      Second Amendment to Note Agreements dated as of September
             30, 1992, between Dreyer's Grand Ice Cream, Inc. and each of
             Massachusetts Mutual Life Insurance Company, MML Pension
             Insurance Company, the Connecticut Mutual Life Insurance
             Company, the Equitable Life Assurance Society of the United
             States, and Transamerica Occidental Life Insurance Company
             (together, the "Lenders") regarding the Note Agreements
             dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
             Inc. and each of the Lenders, which Note Agreements are
             referenced in Exhibit 10.14 (Exhibit 10.58(10)).
  10.19      Description of Dreyer's Grand Ice Cream, Inc. Incentive
             Bonus Plan (Exhibit 10.57(10)).
  10.20      Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as
             amended May 1, 1996.
  10.21      Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit
             10.38(13)).
  10.22      Amendment to Distribution Agreement dated April 18, 1994,
             and Letter Agreement modifying such Amendment to
             Distribution Agreement dated April 18, 1994 between Dreyer's
             Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc.,
             amending Exhibit 10.5 (Exhibit 10.3(14)).
  10.23      Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
             Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.27(17)).
  10.24      Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand Ice Cream, Inc. and each of
             Massachusetts Mutual Life Insurance Company, MML Pension
             Insurance Company, the Connecticut Mutual Life Insurance
             Company, the Equitable Life Assurance Society of the United
             States, and Transamerica Occidental Life Insurance Company
             (together, the "Lenders"), regarding the Note Agreements
             dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
             Inc. and each of the Lenders, which Note Agreements are
             referenced in Exhibit 10.14 (Exhibit 10.3(18)).
  10.25      Letter Agreement dated August 4, 1995 between Dreyer's Grand
             Ice Cream, Inc. and Smithway Associates, Inc., amending
             Exhibits 10.2 and 10.11 (Exhibit 10.29(20)).
  10.26      Credit Agreement dated as of December 22, 1995 among
             Dreyer's Grand Ice Cream, Inc., Bank of America NT & SA (as
             a Bank and as Agent), ABN-AMRO Bank N.V. (as a Bank and as
             Co-Agent), Credit Suisse and The Bank of California (Exhibit
             10.30(20)).
  10.27      Participation Agreement dated March 29, 1996 among Dreyer's
             Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing &
             Capital Corporation (as Agent and as a Participant), ABN-
             AMRO Bank, NV and Credit Suisse (Exhibit 10.2(21)).
  10.28      First Amendment to Credit Agreement dated April 15, 1996
             among Dreyer's Grand Ice Cream, Inc., Bank of America, NT &
             SA (as Agent and as a Bank), ABN-AMRO Bank, NV (as Co-Agent
             and as a Bank), Credit Suisse and Union Bank of California,
             NA, amending Exhibit 10.26 (Exhibit 10.1(21)).
  10.29      April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and Smithway
             Associates, Inc., amending Exhibits 10.2 and 10.11 (Exhibit
             10.29(23)).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  10.30      Letter Agreement dated April 23, 1996 between Dreyer's Grand
             Ice Cream, Inc. and Smithway Associates, Inc., amending
             Exhibits 10.2 and 10.11 (Exhibit 10.30(23)).
  10.31      $15,000,000 7.86% Series A Senior Notes Due 2002,
             $15,000,000 8.06% Series B Senior Notes Due 2006 and
             $20,000,000 8.34% Series C Senior Notes Due 2008: Form of
             Note Agreement dated as of June 6, 1996 between Dreyer's
             Grand Ice Cream, Inc. and each of The Prudential Insurance
             Company of America, Pruco Life Insurance Company, and
             Transamerica Life Insurance and Annuity Company (Exhibit
             10.1(22)).
  10.32      Fourth Amendment to Note Agreement dated as of June 10, 1997 between Dreyer's Grand Ice Cream, Inc. and each of
             Massachusetts Mutual Life Insurance Company, MML Pension
             Insurance Company, the Connecticut Mutual Life Insurance
             Company, the Equitable Life Assurance Society of the United
             States, and Transamerica Occidental Life Insurance Company,
             (together, the "Lenders"), regarding the Note Agreements
             dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
             Inc. and each of the Lenders, which Note Agreements are
             reference in Exhibit 10.14 (Exhibit 10.1(26)).
  10.33      Second Amendment to Credit Agreement dated as of December
             26, 1997 among Dreyer's Grand Ice Cream, Inc., Bank of
             America, NT&SA (as Agent and as a bank), ABN-AMRO Bank, NV
             (as Co-Agent and as a bank), Credit Suisse First Boston and
             Union Bank of California, NA, amending Exhibit 10.26.
             (Exhibit 10.33(27)).
  10.34      Amended and Restated Credit Agreement dated as of March 27,
             1998 by and among Dreyer"s Grand Ice Cream, Inc., Bank of
             America National Trust and Savings Association, as one of
             the Banks and as Agent, ABN AMRO Bank, N.V., as one of the
             Banks and as Co-Agent, Credit Suisse First Boston and Union
             Bank of California, N.A. (Exhibit 10.1(28)).
  10.35      First Amendment to Amended and Restated Credit Agreement
             dated as of November 3, 1998 and effective as of September
             25, 1998, among Dreyer's Grand Ice Cream, Inc. and Bank of
             America National Trust and Savings Association, as a bank as
             Agent, ABN-AMRO Bank N.V., San Francisco International
             Branch as a bank and as Co-Agent, Credit Suisse First Boston and Union Bank of California, N.A. (collectively the
             "Banks"), amending the Amended and Restated Credit Agreement dated as of March 27, 1998 among Dreyer's Grand Ice Cream,
             Inc. and the Banks. (Exhibit 10.1(29)).
  10.36      Fourth Amendment to General Continuing Guaranty and Waiver
             dated November 12, 1998, between Dreyer's Grand Ice Cream,
             Inc. and Bank of America National Trust and Savings
             Association, amending the General Continuing Guaranty
             referenced in Exhibit 10.4.
  10.37      First Amendment dated as of November 17, 1998 to Note
             Purchase Agreements dated as of June 6, 1996 between
             Dreyer's Grand Ice Cream, Inc. and each of The Prudential
             Insurance Company of America, Pruco Life Insurance Company,
             and Transamerica Life Insurance and Annuity Company amending
             Exhibit 10.31.
  10.38      First Amendment to Participation Agreement dated December
             21, 1998 among Dreyer's Grand Ice Cream, Inc., Edy's Grand
             Ice Cream, BA Leasing & Capital Corporation (as Agent and as
             a Participant), ABN-AMRO Bank, NV and Credit Suisse First
             Boston (formerly Credit Suisse) amending Exhibit 10.27.
  10.39      Letter Amendment Agreement dated as of January 11, 1999 to that certain Distribution Agreement between Ben & Jerry's
             Homemade, Inc., and Dreyer's Grand Ice Cream, Inc. and
             certain of its subsidiaries, amending Exhibit 10.5.(**)
  10.40      New Distribution Agreement between Dreyer's Grand Ice Cream,
             Inc. and Ben & Jerry's Homemade, Inc. dated as of January
             11, 1999 and related Addendum dated as of January 11,
             1999.(**)

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  10.41      Secured Promissory Notes dated October 5, 1998 and December
             11, 1998 in the principal sum of $95,000 and $186,000,
             respectively, with Thomas M. Delaplane as Maker and Dreyer's
             Grand Ice Cream, Inc. as Payee, and related Pledge Agreement dated October 5, 1998 by and between Thomas Miller
             Delaplane, as Trustee of the Delaplane Family Trust UAD
             6/22/95 and Dreyer's Grand Ice Cream, Inc.
  13         Those portions of the Dreyer's Grand Ice Cream, Inc. 1998
             Annual Report to Stockholders which are incorporated by
             reference into this Annual Report on Form 10-K.
  21         Subsidiaries of Registrant.
  23         Consent of Independent Accountants.
  27         Financial Data Schedule.

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

(24) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 20-14190 on March 21, 1997.

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

(27) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 filed under Commission File No. 0-14190 on March 26, 1998.

(28) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998 filed under Commission File No. 0-14190 on May 12, 1999.

(29) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998 filed under Commission File No. 0-14190 on November 10, 1998.

(**) Confidential treatment requested as to certain portions. The term
     "confidential treatment" and the mark "*" used throughout the indicated exhibits means that material has been omitted and separately filed with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DREYER'S GRAND ICE CREAM, INC.

                                          By:      /s/ T. GARY ROGERS

                                            ------------------------------------
                                                      (T. Gary Rogers)
                                                 Chairman of the Board and
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)
Date: March 25, 1999

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ T. GARY ROGERS                         Chairman of the Board      March 25, 1999
--------------------------------------------------------   and Chief Executive Officer
                    (T. Gary Rogers)                              and Director
                                                          (Principal Executive Officer)

               /s/ WILLIAM F. CRONK, III                     President and Director      March 25, 1999
--------------------------------------------------------
                (William F. Cronk, III)

                 /s/ EDMUND R. MANWELL                       Secretary and Director      March 25, 1999
--------------------------------------------------------
                  (Edmund R. Manwell)

                  /s/ TIMOTHY F. KAHN                     Vice President -- Finance and  March 25, 1999
--------------------------------------------------------    Administration and Chief
                   (Timothy F. Kahn)                            Financial Officer
                                                          (Principal Financial Officer)

                 /s/ JEFFREY P. PORTER                        Corporate Controller       March 25, 1999
--------------------------------------------------------      (Principal Accounting
                  (Jeffrey P. Porter)                               Officer)

                    /s/ JAN L. BOOTH                                Director             March 25, 1999
--------------------------------------------------------
                     (Jan L. Booth)

                  /s/ ROBERT A. HELMAN                              Director             March 25, 1999
--------------------------------------------------------
                   (Robert A. Helman)

                 /s/ M. STEVEN LANGMAN                              Director             March 25, 1999
--------------------------------------------------------
                  (M. Steven Langman)

                   /s/ JOHN W. LARSON                               Director             March 25, 1999
--------------------------------------------------------
                    (John W. Larson)

                  /s/ JACK O. PEIFFER                               Director             March 25, 1999
--------------------------------------------------------
                   (Jack O. Peiffer)

                 /s/ TIMOTHY P. SMUCKER                             Director             March 25, 1999
--------------------------------------------------------
                  (Timothy P. Smucker)

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Not applicable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 22, 1999 appearing in the 1998 Annual Report to Stockholders of Dreyer's Grand Ice Cream, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Francisco, California
February 22, 1999

                                                                     SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                       (TABLE AND FOOTNOTES IN THOUSANDS)

                                                             ADDITIONS
                                                BALANCE AT   CHARGED TO                      BALANCE AT
                                                BEGINNING    COSTS AND                          END
                CLASSIFICATION                  OF PERIOD     EXPENSES      DEDUCTIONS       OF PERIOD
                --------------                  ----------   ----------     ----------       ----------
Fiscal year ended December 28, 1996:
  Allowance for doubtful accounts.............   $   698      $   891         $  834(1)       $   755
  Amortization of goodwill and distribution
     rights...................................    13,414        3,202             --           16,616
  Amortization of other assets................     4,197          992            191(2)         4,998
                                                 -------      -------         ------          -------
                                                 $18,309      $ 5,085         $1,025          $22,369
                                                 =======      =======         ======          =======
Fiscal year ended December 27, 1997:
  Allowance for doubtful accounts.............   $   755      $ 1,463         $1,508(1)       $   710
  Amortization of goodwill and distribution
     rights...................................    16,616        3,201             --           19,817
  Amortization of other assets................     4,998          923             --            5,921
                                                 -------      -------         ------          -------
                                                 $22,369      $ 5,587         $1,508          $26,448
                                                 =======      =======         ======          =======
Fiscal year ended December 26, 1998:
  Allowance for doubtful accounts.............   $   710      $ 6,498(3)      $1,498(1)       $ 5,710
  Amortization of goodwill and distribution
     rights...................................    19,817       12,603(4)       2,208(2,4)      30,212
  Amortization of other assets................     5,921        1,001          1,061(2)         5,861
                                                 -------      -------         ------          -------
                                                 $26,448      $20,102         $4,767          $41,783
                                                 =======      =======         ======          =======

---------------
(1) Write-off of receivables considered uncollectible.

(2) Removal of fully-amortized assets.

(3) Includes reserve of $5,000 for trade receivables related to a Texas distributor.

(4) Includes goodwill and distribution rights impairment related to the restructuring program and other actions.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  10.36      Fourth Amendment to General Continuing Guaranty and Waiver
             dated November 12, 1998, between Dreyer's Grand Ice Cream,
             Inc. and Bank of America National Trust and Savings
             Association, amending the General Continuing Guaranty
             referenced in Exhibit 10.4.
  10.37      First Amendment dated as of November 17, 1998 to Note
             Purchase Agreements dated as of June 6, 1996 between
             Dreyer's Grand Ice Cream, Inc. and each of The Prudential
             Insurance Company of America, Pruco Life Insurance Company,
             and Transamerica Life Insurance and Annuity Company amending
             Exhibit 10.31.
  10.38      First Amendment to Participation Agreement dated December
             21, 1998 among Dreyer's Grand Ice Cream, Inc., Edy's Grand
             Ice Cream, BA Leasing & Capital Corporation (as Agent and as
             a Participant), ABN-AMRO Bank, NV and Credit Suisse First
             Boston (formerly Credit Suisse) amending Exhibit 10.27.
  10.39      Letter Amendment Agreement dated as of January 11, 1999 to that certain Distribution Agreement between Ben & Jerry's
             Homemade, Inc., and Dreyer's Grand Ice Cream, Inc. and
             certain of its subsidiaries, amending Exhibit 10.5.(**)
  10.40      New Distribution Agreement between Dreyer's Grand Ice Cream,
             Inc. and Ben & Jerry's Homemade, Inc. dated as of January
             11, 1999 and related Addendum dated as of January 11,
             1999.(**)
  10.41      Secured Promissory Notes dated October 5, 1998 and December
             11, 1998 in the principal sum of $95,000 and $186,000,
             respectively, with Thomas M. Delaplane as Maker and Dreyer's
             Grand Ice Cream, Inc. as Payee, and related Pledge Agreement dated October 5, 1998 by and between Thomas Miller
             Delaplane, as Trustee of the Delaplane Family Trust
             UAD6/22/95 and Dreyer's Grand Ice Cream, Inc.
  13         Those portions of the Dreyer's Grand Ice Cream, Inc. 1998
             Annual Report to Stockholders which are incorporated by
             reference into this Annual Report on Form 10-K.
  21         Subsidiaries of Registrant.
  23         Consent of Independent Accountants.
  27         Financial Data Schedule.

---------------

(**) Confidential treatment requested as to certain portions. The term
     "confidential treatment" and the mark "*" used throughout the indicated exhibits means that material has been omitted and separately filed with the Commission.