Form 10-Q
period 1999-03-27
DREYERS GRAND ICE CREAM INC
filed 1999-05-10
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

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

                               Shares Outstanding
                                  May 7, 1999
                                  -----------
Common stock, $1.00 par value  27,511,186

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DREYER'S GRAND ICE CREAM, INC.

                                  CONSOLIDATED BALANCE SHEET

                                                                                          Mar. 27, 1999           Dec. 26, 1998
                                                                                          -------------           -------------
($ in thousands, except per share amounts)                                                 (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                              $   2,165               $   1,171
     Trade accounts receivable, net of allowance for doubtful
        accounts of $5,891 in 1999 and $5,710 in 1998                                          92,320                  83,053
     Other accounts receivable                                                                 19,046                  29,165
     Inventories                                                                               52,315                  49,472
     Prepaid expenses and other                                                                12,211                  13,271
                                                                                            ---------               ---------

     Total current assets                                                                     178,057                 176,132

Property, plant and equipment, net                                                            205,105                 207,772
Goodwill and distribution rights, net                                                          66,595                  67,226
Other assets                                                                                   12,563                  12,050
                                                                                            ---------               ---------

Total assets                                                                                $ 462,320               $ 463,180
                                                                                            =========               =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                               $ 100,931               $  87,273
     Accrued payroll and employee benefits                                                     19,344                  19,545
     Current portion of long-term debt                                                          8,255                   8,255
                                                                                            ---------               ---------

     Total current liabilities                                                                128,530                 115,073

Long-term debt, less current portion                                                          160,439                 169,781
Deferred income taxes                                                                          13,604                  16,039
                                                                                            ---------               ---------

Total liabilities                                                                             302,573                 300,893
                                                                                            ---------               ---------

Commitments and contingencies

Redeemable convertible preferred stock, $1.00 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1999 and 1998                                            99,760                  99,654
                                                                                            ---------               ---------

Stockholders' Equity:
     Preferred stock, $1.00 par value - 8,992,000 shares authorized; no shares issued or outstanding in 1999 and 1998
     Common stock, $1.00 par value - 60,000,000 shares authorized; 27,513,000 shares and 27,312,000 shares issued and outstanding in
           1999 and 1998, respectively                                                         27,513                  27,312
     Capital in excess of par                                                                  48,911                  46,722
     Accumulated deficit                                                                      (16,437)                (11,401)
                                                                                            ---------               ---------

Total stockholders' equity                                                                     59,987                  62,633
                                                                                            ---------               ---------

Total liabilities and stockholders' equity                                                  $ 462,320               $ 463,180
                                                                                            =========               =========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                            Thirteen Weeks Ended
                                                                      ---------------------------------
($ in thousands, except per share amounts)                          Mar. 27, 1999           Mar. 28, 1998
                                                                      ---------               ---------
Revenues:
     Sales                                                            $ 228,386               $ 215,082
     Other income                                                           152                     677
                                                                      ---------               ---------
                                                                        228,538                 215,759
                                                                      ---------               ---------

Costs and expenses:
     Cost of goods sold                                                 187,921                 178,968
     Selling, general and administrative                                 42,868                  43,452
     Interest, net of amounts capitalized                                 3,120                   2,667
                                                                      ---------               ---------

                                                                        233,909                 225,087
                                                                      ---------               ---------

Loss before income tax benefit and cumulative effect of
     change in accounting principle                                      (5,371)                 (9,328)

Income tax benefit                                                       (2,036)                 (3,703)
                                                                      ---------               ---------

Loss before cumulative effect of change in accounting  principle         (3,335)                 (5,625)

Cumulative effect of change in accounting principle                         595                      --
                                                                      ---------               ---------

Net loss                                                                 (3,930)                 (5,625)

Accretion of preferred stock to redemption value                            106                     106
Preferred stock dividends                                                   174                     174
                                                                      ---------               ---------

Net loss applicable to common stockholders                            $  (4,210)              $  (5,905)
                                                                      =========               =========

Per common share-basic and diluted:
     Loss applicable to common stockholders before
          cumulative effect of change in accounting principle         $    (.13)              $    (.22)
     Cumulative effect of change in accounting principle                    .02                      --
                                                                      ---------               ---------
     Net loss applicable to common stockholders                       $    (.15)              $    (.22)
                                                                      =========               =========

Dividends per common share                                            $     .03               $     .03
                                                                      =========               =========



See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                         Retained
                                                                                                         Earnings
                                                                     Common Stock         Capital in    (Accumulated
(In thousands)                                                   Shares        Amount    Excess of Par    Deficit)       Total
                                                                --------      --------      --------      --------      --------
Balances at December 27, 1997                                     27,020      $ 27,020      $ 42,822      $ 39,498      $109,340
    Net loss                                                                                                (5,625)       (5,625)
    Accretion of preferred stock to redemption value                                                          (106)         (106)
    Preferred stock dividends declared                                                                        (174)         (174)
    Common stock dividends declared                                                                           (813)         (813)
    Issuance of common stock under employee stock plans               82            82         1,198                       1,280
                                                                --------      --------      --------      --------      --------


Balances at March 28, 1998                                        27,102      $ 27,102      $ 44,020      $ 32,780      $103,902
                                                                ========      ========      ========      ========      ========


Balances at December 26, 1998                                     27,312      $ 27,312      $ 46,722      $(11,401)     $ 62,633
    Net loss                                                                                                (3,930)       (3,930)
    Accretion of preferred stock to redemption value                                                          (106)         (106)
    Preferred stock dividends declared                                                                        (174)         (174)
    Common stock dividends declared                                                                           (826)         (826)
    Repurchases and retirements of common stock                       (9)           (9)         (127)                       (136)
    Issuance of common stock under employee stock plans              210           210         2,316                       2,526
                                                                --------      --------      --------      --------      --------


Balances at March 27, 1999                                        27,513      $ 27,513      $ 48,911      $(16,437)     $ 59,987
                                                                ========      ========      ========      ========      ========



See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                Thirteen Weeks Ended
                                                                           -------------------------------
(In thousands)                                                           Mar. 27, 1999          Mar. 28, 1998
                                                                           --------               --------
Cash flows from operating activities:
     Net loss                                                              $ (3,930)              $ (5,625)
     Adjustments to reconcile net loss to cash
       from operations:
          Depreciation and amortization                                       8,846                  8,406
          Deferred income taxes                                              (2,435)                (1,686)
          Cumulative effect of change in accounting principle                   595                     --
          Changes in assets and liabilities:
                Trade accounts receivable                                    (9,267)               (12,670)
                Other accounts receivable                                    10,119                 (3,777)
                Inventories                                                  (2,843)                (4,695)
                Prepaid expenses and other                                      505                    602
                Accounts payable and accrued  liabilities                    13,650                 19,252
                Accrued payroll and employee benefits                          (201)                (1,385)
                                                                           --------               --------
                                                                             15,039                 (1,578)
                                                                           --------               --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                            (5,384)               (10,884)
     Retirement of property, plant and equipment                                225                    135
     Increase in goodwill and distribution rights                                --                   (299)
     Increase in other assets                                                  (942)                   (81)
                                                                           --------               --------
                                                                             (6,101)               (11,129)
                                                                           --------               --------
Cash flows from financing activities:
     Proceeds from long-term debt                                                --                 17,600
     Repayments of long-term debt                                            (9,342)                (4,782)
     Issuance of common stock under employee stock plans                      2,526                  1,280
     Repurchases and retirements of common stock                               (136)                    --
     Cash dividends paid                                                       (992)                  (979)
                                                                           --------               --------
                                                                             (7,944)                13,119
                                                                           --------               --------

Increase in cash and cash equivalents                                           994                    412

Cash and cash equivalents, beginning of period                                1,171                  3,626
                                                                           --------               --------

Cash and cash equivalents, end of period                                   $  2,165               $  4,038
                                                                           ========               ========

Supplemental Cash Flow Information
     Cash paid (refunded) during the period for:
                Interest (net of amounts capitalized)                      $  2,375               $  1,883
                                                                           ========               ========
                Income taxes (net of refunds)                              $   (331)              $     85
                                                                           ========               ========



See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - General

    Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) is a single segment industry company engaged in manufacturing and distributing premium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

    The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

    The consolidated financial statements for the thirteen-week periods ended March 27, 1999 and March 28, 1998 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 26, 1998, appearing in the Company's 1998 Annual Report to Stockholders.

NOTE 2 - Preoperating Costs

    In the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share.

NOTE 3 - Net Loss Per Common Share

    Under Statement of Financial Accounting Standards No. 128, "Earnings per Share", the denominator for basic earnings (loss) per share includes the number of weighted average common shares outstanding and the denominator for diluted earnings (loss) per share includes the number of weighted average shares outstanding plus the dilutive effect of assumed conversions. For the quarters ended March 27, 1999 and March 28, 1998, basic loss per common share was computed using a denominator of 27,377,000 and 27,041,000 shares, respectively.

    Potentially dilutive securities are excluded from the calculations of diluted loss per common share as their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of the following:


     (In thousands)               Mar. 27, 1999                    Mar. 28, 1998
     --------------               -------------                    -------------
     Stock options                    4,731                            4,615
     Stock warrants                   2,000                            2,000
     Preferred stock                  5,800                            5,800

NOTE 4 - Status of Restructuring Program and Other Actions

As a result of higher dairy raw material costs, a decline in "better for you" volumes and a reduction in future sales of Ben & Jerry's products, the Company implemented a restructuring program in 1998 designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Company's Strategic Plan. All restructuring program items are complete except for exiting the Grand Soft equipment manufacturing business and paying the remaining severance benefits.

    The Company is pursuing various options relative to exiting its Grand Soft equipment manufacturing business and expects to exit the manufacturing business by the fourth quarter of 1999. The Company paid $55,000 of exit costs that were primarily comprised of legal and related transaction costs. The Grand Soft closing costs accrual includes $576,000 of severance-related costs for 23 employees. None of the 23 employees were terminated in the first quarter and, as a result, no severance payments were made.

    In addition, in 1998, the Company recorded $1,042,000 of severance and related charges for 38 sales and distribution employees. Eleven employees were terminated in 1999 and 16 employees were terminated in 1998. The Company paid $300,000 and $153,000 in severance benefits in 1999 and 1998, respectively. Remaining severance benefits will be paid by the end of 1999.

    The Company also recorded a charge of $933,000 in 1998 to cost of goods sold for severance actions begun in advance of board approval of the remainder of the restructuring program. The Company paid $170,000 and $514,000 in 1999 and 1998, respectively, related to these actions.

    The following table summarizes the first quarter 1999 activity in the restructuring and other actions accrual balances included in Accounts payable and accrued liabilities in the Consolidated Balance Sheet:


(In thousands)                       Dec. 26, 1998          Additions             Payments           Mar. 27, 1999
                                     -------------          ---------             --------           -------------
Restructuring accruals:
    Grand Soft                          $ 2,258              $    --               $   (55)              $ 2,203
    Sales and distribution severance        889                   --                  (300)                  589
                                        -------              -------               -------               -------
                                          3,147                   --                  (355)                2,792
                                        -------              -------               -------               -------
Other accruals:
    Sales and distribution severance        419                   --                  (170)                  249
                                        -------              -------               -------               -------
                                        $ 3,566              $    --               $  (525)              $ 3,041
                                        =======              =======               =======               =======

NOTE 5 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 27, 1999 and December 26, 1998 consisted of the following:


(In thousands)           Mar. 27, 1999              Dec. 26, 1998
                         -------------              -------------
Raw materials               $ 5,858                   $ 4,840
Finished goods               46,457                    44,632
                            -------                   -------

                            $52,315                   $49,472
                            =======                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)


The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to sales and the percentage change of such items compared to the indicated prior period:


                                                                                               Period-to-Period
                                                                                                   Variance
                                                               Percentage of Sales          Favorable (Unfavorable)
                                                              Thirteen Weeks Ended          -----------------------
                                                      -----------------------------------     Thirteen Weeks 1999
                                                      Mar. 27, 1999         Mar. 28, 1998      Compared to 1998
                                                      -------------         -------------      ----------------
Revenues:
   Sales                                                   100.0%               100.0%                 6.2%
   Other income                                              0.0                  0.3                (77.6)
                                                           -----                -----

                                                           100.0                100.3                  5.9
                                                           -----                -----

Costs and expenses:
   Cost of goods sold                                       82.3                 83.2                 (5.0)
   Selling, general and administrative                      18.8                 20.2                  1.3
   Interest, net of amounts capitalized                      1.3                  1.2                (17.0)
                                                           -----                -----

                                                           102.4                104.6                 (3.9)
                                                           -----                -----

Loss before income tax benefit and cumulative
   effect of change in accounting principle                 (2.4)                (4.3)                42.4

Income tax benefit                                          (0.9)                (1.7)               (45.0)
                                                           -----                -----

Loss before cumulative effect of change in
   accounting principle                                     (1.5)                (2.6)                40.7

Cumulative effect of change in accounting
   principle                                                 0.2                  0.0                   NM
                                                           -----                -----

Net loss                                                    (1.7)                (2.6)                30.1
                                                           -----                -----

Accretion of preferred stock
   to redemption value                                       0.1                  0.1                  0.0

Preferred stock dividends                                    0.1                  0.1                  0.0
                                                           -----                -----

Net loss applicable to common stockholders                  (1.9)%               (2.8)%               28.7%
                                                           =====                =====

RESULTS OF OPERATIONS

Forward-Looking Statements

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

Background

In 1994, the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Strategic Plan). The key elements of this plan are: 1) to build high margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

    In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business (Grand Soft). The investments required to fund the brand-building actions and national expansion and to support the Grand Soft business substantially increased the Company's cost structure.

    In 1998, the cost of dairy raw materials peaked at a rate more than double of that experienced in 1997. This increase reduced the Company's 1998 gross margin by approximately $22,000,000 when compared to 1997. During this same period, sales volumes of the Company's "better for you" products continued the significant decline that began in 1997, consistent with an industry-wide trend. Finally, in August 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry's yielded revisions to the original contract terms which will reduce the Company's distribution gross margin of Ben & Jerry's products by approximately 54 percent starting September 1, 1999. The Company estimates that the distribution gross margin in the markets where it will stop distributing Ben & Jerry's products later in 1999 represented approximately six percent, or $13,000,000, of its total gross margin in 1998.

    The above factors: the higher dairy raw material costs; the decline in "better for you" volumes; and the reduction in future Ben & Jerry's sales had and will have a negative effect on the Company's gross margin and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded a restructuring program designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the restructuring program.

    The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause actual results to differ from expectations include, but are not limited to, the Company's ability to achieve the cost reductions anticipated from its restructuring program and efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company's products, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, the Company's ability to increase sales of its own branded products, and responsiveness of the trade and consumers to the Company's new products and increased marketing and promotional expenses.

Status of Restructuring Program and Other Actions

As a result of higher dairy raw material costs, a decline in "better for you" volumes and a reduction in future sales of Ben & Jerry's products, the Company implemented a restructuring program in 1998 designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Company's Strategic Plan. All restructuring program items are complete except for exiting the Grand Soft equipment manufacturing business and paying the remaining severance benefits.

    The Company is pursuing various options relative to exiting its Grand Soft equipment manufacturing business and expects to exit the manufacturing business by the fourth quarter of 1999. The Company has reviewed the current accrual balances and believes that they are adequate. However, no assurance can be given that the Company has anticipated and provided for all future events. The Company paid $55,000 of exit costs that were primarily comprised of legal and related transaction costs. The Grand Soft closing costs accrual includes $576,000 of severance-related costs for 23 employees. None of the 23 employees were terminated in the first quarter and, as a result, no severance payments were made.

    In addition, in 1998, the Company recorded $1,042,000 of severance and related charges for 38 sales and distribution employees. Eleven employees were terminated in 1999 and 16 employees were terminated in 1998. The Company paid $300,000 and $153,000 in severance benefits in 1999 and 1998, respectively. Remaining severance benefits will be paid by the end of 1999.

    The Company also recorded a charge of $933,000 in 1998 to cost of goods sold for severance actions begun in advance of board approval of the remainder of the restructuring program. The Company paid $170,000 and $514,000 in 1999 and 1998, respectively, related to these actions.

    The following table summarizes the first quarter 1999 activity in the restructuring and other actions accrual balances included in Accounts payable and accrued liabilities in the Consolidated Balance Sheet:


(In thousands)                       Dec. 26, 1998          Additions             Payments            Mar. 27, 1999
                                     -------------          ---------             --------            -------------
Restructuring accruals:
    Grand Soft                          $ 2,258              $    --               $   (55)              $ 2,203
    Sales and distribution severance        889                   --                  (300)                  589
                                        -------              -------               -------               -------
                                          3,147                   --                  (355)                2,792
                                        -------              -------               -------               -------
Other accruals:
    Sales and distribution severance        419                   --                  (170)                  249
                                        -------              -------               -------               -------
                                        $ 3,566              $    --               $  (525)              $ 3,041
                                        =======              =======               =======               =======


Thirteen Weeks ended March 27, 1999 Compared with Thirteen Weeks ended March 28, 1998

Consolidated sales for the first quarter of 1999 increased by $13,304,000, or six percent, to $228,386,000 from $215,082,000 for the same period last year. Sales of the Company's branded products were three percent, or $3,953,000, higher than the comparable quarter in 1998 and accounted for 30 percent of the overall increase.

    The increase in sales of the Company's branded products related primarily to higher wholesale prices in all markets. The products that led this increase were Dreyer's and Edy's Ice Cream, more than offsetting declines in sales of the Company's "better for you" frozen yogurt, sugar free and fat free products. Sales of other companies' branded products (partner brands) increased 12 percent led by the introduction of new Ben & Jerry's products and increased sales of Healthy Choice(R) Lowfat Ice Cream. Sales of partner brands represented 38 percent of consolidated sales compared with 36 percent in the same period last year. Wholesale prices for the Company's branded products increased approximately four percent, before the effect of decreased trade promotion expenses. Price increases for partner brands were not significant. Gallon sales of the Company's branded products decreased one percent to 20,003,000, while unit sales of partner brands increased 12 percent.

    Cost of goods sold increased $8,953,000, or five percent, over the first quarter of 1998, while the overall gross margin increased to 17.7 percent from
16.8 percent. The gross margin improvement was primarily the result of higher wholesale prices and lower distribution expenses, partially offset by an increase of $3,400,000 in dairy raw material costs over the same period in 1998. Although the market price of dairy raw materials declined in the first quarter of 1999, a large portion of the benefit to the Company was delayed by statutory pricing mechanisms in California.

    Selling, general and administrative expenses in the first quarter of 1999 were $584,000, or one percent, lower than in the same period of 1998. This decrease related primarily to lower trade promotion expenses in the first quarter of 1999 compared with the same period in 1998. Selling, general and administrative expenses decreased to 19 percent of total sales in 1999 compared with 20 percent of total sales in 1998.

    Interest expense increased $453,000, or 17 percent, over the first quarter of 1998, due primarily to additional interest expense resulting from higher interest rates.

    The income tax benefit decreased due to a correspondingly lower pre-tax loss in 1999. The effective tax rate decreased to 37.9 percent for the first quarter of 1999 from 39.7 percent for the first quarter of 1998.

    In the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 27, 1999 decreased $11,532,000 from year-end 1998 due primarily to the seasonal increase in Accounts payable and accrued liabilities, partially offset by an increase in Trade accounts receivable. The Company's operations provided cash of $15,039,000 which was primarily used to fund a $5,384,000 increase in property, plant and equipment and a $9,342,000 repayment of long-term debt.

    At March 27, 1999, the Company had $2,165,000 in cash and cash equivalents, and an unused credit line of $79,600,000. The total available under the Company's revolving line of credit decreases to $149,286,000 on December 31, 1999 and the line expires on December 31, 2000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.


YEAR 2000 COMPLIANCE

The Company is in the process of addressing its Year 2000 compliance. Critical centralized information systems (software and hardware) are either being upgraded, enhanced, or replaced for Year 2000 compliance. The Company expects to complete the upgrades or enhancements to its centralized information systems by June 1999. Embedded chip technology used in the Company's manufacturing systems is also being reviewed to determine if upgrades or enhancements are necessary. The Company expects to complete the embedded chip review process in May 1999. The Company is also surveying key customers and suppliers to determine the status of their Year 2000 compliance programs. The survey process is scheduled for completion by June 1999.

    The Company believes the Year 2000 issue does not pose significant operational or financial risks. The Company has a broad base of customers and had only one customer comprising ten percent of total sales in 1998. The Company also has a broad base of suppliers with multiple sourcing possibilities for all purchases. Nevertheless, the Company is in the process of developing appropriate contingency plans in an attempt to minimize the effect of any issues that may arise from the failure of the Company, its suppliers or its customers to complete Year 2000 compliance work. The Company believes that it will complete the contingency plan development by September 1999.

    The Company's assessment of the Year 2000 issue is based upon certain assumptions that may later prove to be inaccurate. The greatest potential risks relate to those situations beyond the Company's control, particularly the inability of suppliers and customers to be Year 2000 compliant, which may cause disruptions in the manufacturing and distribution operations. Additionally, a customer's inability to pay in a timely manner and the disruption of electronic invoicing and payment systems could cause financial risk and losses to the Company. The Company expects to be able to more fully enumerate the operational and financial risks from the Year 2000 issue upon completion of the reviews discussed above.

    The total cost for the Company's Year 2000 initiatives is estimated to be $6,000,000, of which $3,500,000 was incurred during 1998 and $2,500,000 will be incurred during 1999. The majority of these costs relate to the accelerated replacement of capitalized hardware and software systems. The Company's cost estimates do not include costs that may result from the failure of third parties to be Year 2000 compliant or the costs to implement contingency plans. The Company does not expect the cost of Year 2000 compliance to have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 1998, there have been no material changes in the Company's market risk exposure.

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed herewith:


Exhibit No.                    Description
-----------                    -----------
10.1                           Fifth Amendment to Note Agreement effective as of
                               December 25, 1998, among the Company,
                               Massachusetts Mutual Life Insurance Company,
                               Transamerica Life Insurance and Annuity Company
                               and Transamerica Occidental Life Insurance
                               Company, amending Note Agreement dated as of
                               March 15, 1991.

27.1                           Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company during the quarter ended March 27, 1999.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DREYER'S GRAND ICE CREAM, INC.






Dated:  May 10, 1999                     By:/s/ Timothy F. Kahn
                                            -----------------------------------
                                            Timothy F. Kahn
                                            Vice President - Finance and
                                            Administration and Chief Financial
                                            Officer(Principal Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS



Exhibit No.                    Description
-----------                    -----------
10.1                           Fifth Amendment to Note Agreement effective as of
                               December 25, 1998, among the Company,
                               Massachusetts Mutual Life Insurance Company,
                               Transamerica Life Insurance and Annuity Company
                               and Transamerica Occidental Life Insurance
                               Company, amending Note Agreement dated as of
                               March 15, 1991.

27.1                           Financial Data Schedule.