Form 10-Q
period 1999-06-26
DREYERS GRAND ICE CREAM INC
filed 1999-08-10
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1999

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

                                                            Shares Outstanding
                                                              August 5, 1999
                                                            -------------------
Common stock                                                    27,589,324

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                   June 26, 1999    Dec. 26, 1998
                                                                                   -------------    -------------
($ in thousands, except per share amounts)                                          (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                      $   3,898        $   1,171
      Trade accounts receivable, net of allowance for doubtful
         accounts of $5,720 in 1999 and $5,710 in 1998                                 127,667           83,053
      Other accounts receivable                                                         21,657           29,165
      Inventories                                                                       56,925           49,472
      Prepaid expenses and other                                                        14,282           13,271
                                                                                     ---------        ---------

      Total current assets                                                             224,429          176,132

Property, plant and equipment, net                                                     203,445          207,772
Goodwill and distribution rights, net                                                   66,089           67,226
Other assets                                                                            11,444           12,050
                                                                                     ---------        ---------

Total assets                                                                         $ 505,407        $ 463,180
                                                                                     =========        =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                        $ 128,104        $  87,273
     Accrued payroll and employee benefits                                              20,188           19,545
     Current portion of long-term debt                                                  21,291            8,255
                                                                                     ---------        ---------

     Total current liabilities                                                         169,583          115,073

Long-term debt, less current portion                                                   149,832          169,781
Deferred income taxes                                                                   18,799           16,039
                                                                                     ---------        ---------

Total liabilities                                                                      338,214          300,893
                                                                                     ---------        ---------

Commitments and contingencies

Redeemable convertible preferred stock, $1.00 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1999 and 1998                                     99,866           99,654
                                                                                     ---------        ---------

Stockholders' Equity:
     Preferred stock, $1.00 par value - 8,992,000 shares authorized; no shares issued or outstanding in 1999 and 1998
     Common stock, $1.00 par value - 60,000,000 shares authorized; 27,529,000 shares and 27,312,000 shares issued and
           outstanding in 1999 and 1998, respectively                                   27,529           27,312
     Capital in excess of par                                                           49,110           46,722
     Accumulated deficit                                                                (9,312)         (11,401)
                                                                                     ---------        ---------

Total stockholders' equity                                                              67,327           62,633
                                                                                     ---------        ---------

Total liabilities and stockholders' equity                                           $ 505,407        $ 463,180
                                                                                     =========        =========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                                   -------------------------       -------------------------
                                                                 June 26, 1999   June 27, 1998   June 26, 1999   June 27, 1998
                                                                 -------------   -------------   -------------   -------------
($ in thousands, except per share amounts)

Revenues:
   Sales                                                           $ 306,861       $ 280,273       $ 535,247       $ 495,355
   Other income                                                          689             960             841           1,637
                                                                   ---------       ---------       ---------       ---------
                                                                     307,550         281,233         536,088         496,992
                                                                   ---------       ---------       ---------       ---------

Costs and expenses:
   Cost of goods sold                                                230,356         217,771         418,277         396,739
   Selling, general and administrative                                60,658          52,668         103,526          96,120
   Interest, net of amounts capitalized                                3,127           3,273           6,247           5,940
                                                                   ---------       ---------       ---------       ---------

                                                                     294,141         273,712         528,050         498,799
                                                                   ---------       ---------       ---------       ---------

Income (loss) before income tax provision
  (benefit) and cumulative effect of change in
  accounting principle                                                13,409           7,521           8,038          (1,807)

Income tax provision (benefit)                                         5,179           2,986           3,143            (717)
                                                                   ---------       ---------       ---------       ---------

Income (loss) before cumulative effect of
  change in accounting principle                                       8,230           4,535           4,895          (1,090)

Cumulative effect of change in
  accounting principle                                                    --              --             595              --
                                                                   ---------       ---------       ---------       ---------


Net income (loss)                                                      8,230           4,535           4,300          (1,090)

Accretion of preferred stock to redemption value                         106             106             212             212
Preferred stock dividends                                                174             174             348             348
                                                                   ---------       ---------       ---------       ---------

Net income (loss) available to common stockholders                 $   7,950       $   4,255       $   3,740       $  (1,650)
                                                                   =========       =========       =========       =========

Per common share-basic:
Income (loss) available to common stockholders
  before cumulative effect of change in
  accounting principle                                             $     .29       $     .16       $     .16       $    (.06)
Cumulative effect of change in accounting principle                       --              --             .02              --
                                                                   ---------       ---------       ---------       ---------
Net income (loss) available to common stockholders                 $     .29       $     .16       $     .14       $    (.06)
                                                                   =========       =========       =========       =========
Per common share-diluted:
Income (loss) available to common stockholders
  before cumulative effect of change in
  accounting principle                                             $     .24       $     .13       $     .15       $    (.06)
Cumulative effect of change in accounting principle                       --              --             .02              --
                                                                   ---------       ---------       ---------       ---------
Net income (loss) available to common stockholders                 $     .24       $     .13       $     .13       $    (.06)
                                                                   =========       =========       =========       =========
Dividends per common share                                         $     .03       $     .03       $     .06       $     .06
                                                                   =========       =========       =========       =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                     Retained
                                                                  Common Stock                       Earnings
                                                            ----------------------    Capital in   (Accumulated
(In thousands)                                               Shares        Amount    Excess of Par    Deficit)        Total
                                                            --------      --------      --------      --------      --------
Balances at December 27, 1997                                 27,020      $ 27,020      $ 42,822      $ 39,498      $109,340
    Net loss                                                                                            (1,090)       (1,090)
    Accretion of preferred stock to redemption value                                                      (212)         (212)
    Preferred stock dividends declared                                                                    (348)         (348)
    Common stock dividends declared                                                                     (1,630)       (1,630)
    Repurchases and retirements of common stock                   (5)           (5)         (132)                       (137)
    Issuance of common stock under employee stock plans          203           203         2,610                       2,813
                                                            --------      --------      --------      --------      --------
Balances at June 27,1998                                      27,218      $ 27,218      $ 45,300      $ 36,218      $108,736
                                                            ========      ========      ========      ========      ========


Balances at December 26, 1998                                 27,312      $ 27,312      $ 46,722      $(11,401)     $ 62,633
    Net income                                                                                           4,300         4,300
    Accretion of preferred stock to redemption value                                                      (212)         (212)
    Preferred stock dividends declared                                                                    (348)         (348)
    Common stock dividends declared                                                                     (1,651)       (1,651)
    Repurchases and retirements of common stock                  (19)          (19)         (216)                       (235)
    Issuance of common stock under employee stock plans          236           236         2,604                       2,840
                                                            --------      --------      --------      --------      --------

Balances at June 26, 1999                                     27,529      $ 27,529      $ 49,110      $ (9,312)     $ 67,327
                                                            ========      ========      ========      ========      ========



See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    Twenty-six Weeks Ended
                                                                  --------------------------
            (In thousands)                                      June 26, 1999      June 27, 1998
                                                                -------------      -------------
Cash flows from operating activities:
     Net income (loss)                                           $  4,300          $ (1,090)
     Adjustments to reconcile net income (loss)
       to cash from operations:
          Depreciation and amortization                            17,417            17,311
          Deferred income taxes                                     2,760              (195)
          Cumulative effect of change in                              595                --
            accounting principle
          Changes in assets and liabilities:
                Trade accounts receivable                         (44,614)          (35,919)
                Other accounts receivable                           7,508            (7,194)
                Inventories                                        (7,453)           (6,998)
                Prepaid expenses and other                         (1,391)              374
                Accounts payable and accrued
                  liabilities                                      40,476            21,913
                Accrued payroll and employee benefits                 643            (7,083)
                                                                 --------          --------
                                                                   20,241           (18,881)
                                                                 --------          --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                 (11,456)          (24,395)
     Retirement of property, plant and equipment                      354               359
     Increase in goodwill and distribution rights                    (125)             (304)
     Increase in other assets                                        (160)              (42)
                                                                 --------          --------
                                                                  (11,387)          (24,382)
                                                                 --------          --------
Cash flows from financing activities:
     Proceeds from long-term debt                                      --            46,600
     Repayments of long-term debt                                  (7,088)           (5,990)
     Issuance of common stock under employee stock plans            2,840             2,813
     Repurchases and retirements of common stock                     (235)             (137)
     Cash dividends paid                                           (1,644)           (1,966)
                                                                 --------          --------
                                                                   (6,127)           41,320
                                                                 --------          --------

Increase (decrease) in cash and cash equivalents                    2,727            (1,943)

Cash and cash equivalents, beginning of period                      1,171             3,626
                                                                 --------          --------

Cash and cash equivalents, end of period                         $  3,898          $  1,683
                                                                 ========          ========

Supplemental Cash Flow Information
     Cash paid (refunded) during the period for:
                Interest (net of amounts capitalized)            $  6,673          $  5,784
                                                                 ========          ========

                Income taxes (net of refunds)                    $   (555)         $   (100)
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

     The consolidated financial statements for each of the 13-week and 26-week periods ended June 26, 1999 and June 27, 1998, have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 26, 1998, appearing in the Company's 1998 Annual Report to Stockholders.

NOTE 2 - Preoperating Costs

In the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share, in the first quarter of 1999.

NOTE 3 - Net Income (Loss) Per Common Share

Under Statement of Financial Accounting Standards No. 128, "Earnings per Share", the denominator for basic net income (loss) per share includes the number of weighted average common shares outstanding. The denominator for diluted net income (loss) per share includes the number of weighted average shares outstanding plus the effect of potentially dilutive securities which include stock options, stock warrants and redeemable convertible preferred stock.


Net income (loss) per common share is computed as follows:

                                                Thirteen Weeks Ended              Twenty-six Weeks Ended
                                             --------------------------         ---------------------------
(In thousands, except per share amounts)  June 26, 1999    June 27, 1998     June 26, 1999     June 27, 1998
                                          -------------    -------------     -------------     -------------
Net income (loss) available to
  common stockholders - basic                $  7,950          $  4,255          $  3,740          $ (1,650)

Add: preferred dividends and
  accretion                                       280               280               560                --
                                             --------          --------          --------          --------
Net income (loss) available to
  common stockholders - diluted              $  8,230          $  4,535          $  4,300          $ (1,650)
                                             ========          ========          ========          ========


Weighted-average shares-basic                  27,516            27,160            27,446            27,100
Dilutive effect of options                        289             1,630               194                --
Dilutive effect of warrants                        --               677                --                --
Dilutive effect of preferred stock              5,800             5,800             5,800                --
                                             --------          --------          --------          --------
Weighted-average shares-diluted                33,605            35,267            33,440            27,100
                                             ========          ========          ========          ========

Net income (loss) per common share:
Basic                                        $    .29          $    .16          $    .14          $   (.06)
                                             ========          ========          ========          ========
Diluted                                      $    .24          $    .13          $    .13          $   (.06)
                                             ========          ========          ========          ========

Anti-dilutive securities

Potentially dilutive securities are excluded from the calculations of diluted net income (loss) per common share as their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of the following:

                                            Thirteen Weeks Ended              Twenty-six Weeks Ended
                                          ------------------------          --------------------------
(In thousands)                         June 26, 1999     June 27, 1998    June 26, 1999    June 27, 1998
                                       -------------     -------------    -------------    -------------
Stock options                                2,505             21             2,543          4,477
Stock warrants                               2,000             --             2,000          2,000
Preferred stock                                 --             --                --          5,800

     Pursuant to a 1994 equity transaction, an affiliate of Nestle USA, Inc. purchased 6,000,000 newly issued shares of common stock and warrants to purchase 4,000,000 shares at an exercise price of $16 per share. Warrants for 2,000,000 shares expired unexercised on June 14, 1997. Warrants for the remaining 2,000,000 shares expired unexercised on June 14, 1999; these warrants have been excluded from the above diluted weighted-average share computations for the thirteen-week period ended June 26, 1999 and for both of the twenty-six week periods.

     In May 1999, stockholders approved an amendment to the Company's Stock Option Plan (1993) to increase the number of shares reserved for issuance thereunder from 4,400,000 to 6,400,000.

NOTE 4 - Status of Restructuring and Other Actions

During 1998, as a result of higher dairy raw material costs, a decline in "better for you" volumes, and a reduction in future sales of Ben & Jerry's products, the Company implemented certain restructuring and other actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Company's Strategic Plan. The restructuring and other actions are substantially complete except for the withdrawal from the Grand Soft equipment manufacturing business and paying the remaining severance benefits.

     The Company has been pursuing various options relative to exiting its Grand Soft equipment manufacturing business and expects to withdraw from the manufacturing business by the second half of 1999. The Company is currently negotiating the transitioning of the equipment production to a sub-manufacturer. The Grand Soft accrual at December 26, 1998, included $576,000 of severance-related costs for 23 employees. The Company paid $359,000 of costs relating to exiting the manufacturing business in the first half of 1999. The $359,000 was comprised of $244,000 of transition payroll and legal and related transaction costs along with $115,000 in severance payments for seven employees who were terminated in the first half of 1999.

     In addition, in 1998, the Company recorded $1,042,000 of severance and related charges for 38 sales and distribution employees. During 1998, 16 employees were terminated and paid $153,000 in severance benefits resulting in a balance of $889,000 at December 26, 1998. During 1999, 14 employees were terminated and paid $456,000 in severance benefits. Remaining severance benefits totaling $433,000 will be paid by the end of 1999.

     In 1998, the Company also recorded a charge of $933,000 to cost of goods sold for severance actions begun in advance of board approval of the remaining restructuring actions. During 1998, the Company paid $514,000 in benefits related to these actions resulting in a balance of $419,000 at December 26, 1998. During 1999, the Company paid $286,000 in benefits related to these actions.

     The following table summarizes the first half of 1999 activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:


     (In thousands)                       Dec. 26, 1998       Additions         Payments        June 26, 1999
                                          -------------       ---------         --------        -------------
Restructuring accruals:
    Grand Soft                                $ 2,258          $    --           $  (359)          $ 1,899
    Sales and distribution severance              889               --              (456)              433
                                              -------          -------           -------           -------
                                                3,147               --              (815)            2,332
                                              -------          -------           -------           -------
Other accruals:
    Sales and distribution severance              419               --              (286)              133
                                              -------          -------           -------           -------

                                              $ 3,566          $    --           $(1,101)          $ 2,465
                                              =======          =======           =======           =======


NOTE 5 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 26, 1999 and December 26, 1998 consisted of the following:


     (In thousands)                     June 26, 1999                    Dec. 26, 1998
                                        -------------                    -------------
     Raw materials                         $ 5,432                          $ 4,840
     Finished goods                         51,493                           44,632
                                            ------                           ------
                                           $56,925                          $49,472
                                           =======                          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)


The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to sales and the percentage change of such items compared to the indicated prior period:



                                                                                                Period-to-Period Variance
                                                           Percentage of Sales                   Favorable (Unfavorable)
                                                           --------------------                  -----------------------
                                                                                                  Thirteen    Twenty-six
                                                   Thirteen Weeks         Twenty-six Weeks       Weeks Ended   Weeks Ended
                                                       Ended                   Ended              Compared      Compared
                                                 1999         1998         1999        1998        To 1998       To 1998
                                                 ----         ----         ----        ----        -------       -------
Revenues:
   Sales                                        100.0%       100.0%       100.0%       100.0%         9.5%         8.1%
   Other income                                   0.2          0.3          0.2          0.3        (28.2)       (48.6)
                                                -----        -----        -----        -----
                                                100.2        100.3        100.2        100.3          9.4          7.9
                                                -----        -----        -----        -----

Costs and expenses:
     Cost of goods sold                          75.0         77.7         78.2         80.1         (5.8)        (5.4)
     Selling, general and administrative         19.8         18.8         19.3         19.4        (15.2)        (7.7)
     Interest, net of amounts capitalized         1.0          1.1          1.2          1.2          4.5         (5.2)
                                                -----        -----        -----        -----
                                                 95.8         97.6         98.7        100.7         (7.5)        (5.9)
                                                -----        -----        -----        -----
Income (loss) before income tax
   provision (benefit)
   and cumulative effect of change in
   accounting principle                           4.4          2.7          1.5         (0.4)        78.3        544.8

Income tax provision (benefit)                    1.7          1.1          0.6         (0.2)       (73.4)      (538.4)
                                                -----        -----        -----        -----
Income (loss) before cumulative effect
   of change in accounting principle              2.7          1.6          0.9         (0.2)        81.5        549.1

Cumulative effect of change in
   accounting principle                            --           --          0.1           --           --           NM
                                                -----        -----        -----        -----
Net income (loss)                                 2.7          1.6          0.8         (0.2)        81.5        494.5

Accretion of preferred stock to
   redemption value                                --           --           --           --           --           --

Preferred stock dividends                         0.1          0.1          0.1          0.1           --           --
                                                -----        -----        -----        -----
Net income (loss) available to common
   stockholders                                   2.6%         1.5%         0.7%        (0.3)%       86.8        326.7
                                                =====        =====        =====        =====

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

    In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business, Grand Soft. The investments which were required to fund the brand-building actions and national expansion and to support the Grand Soft business substantially increased the Company's cost structure.

    In 1998, the cost of dairy raw materials peaked at a rate more than double of that experienced in 1997. This increase reduced the Company's 1998 gross margin by approximately $22,000,000 when compared to 1997. During this same period, sales volumes of the Company's "better for you" products continued the significant decline that began in 1997, consistent with an industry-wide trend. Finally, in August 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry's yielded revisions to the original contract terms which will reduce the Company's distribution gross margin of Ben & Jerry's products by approximately 54 percent starting September 1, 1999. The Company estimates that the distribution gross margin in the markets where it will stop distributing Ben & Jerry's products represented approximately six percent, or $13,000,000, of its total gross margin in 1998.

    The above factors: the higher dairy raw material costs; the decline in "better for you" volumes; and the reduction in future Ben & Jerry's sales either had in the past, or may continue to have in the future, a negative effect on the Company's gross margin and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded restructuring actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the restructuring actions.

    The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. For example, the Company has had significant success in the superpremium segment in recent years with the introductions of Whole Fruit Sorbet, Starbucks(R) Ice Cream, and Godiva(R) Ice Cream. As part of its ongoing strategy to offer products in the high-margin superpremium segment, the Company will introduce a new line of superpremium ice cream under the brand name Dreyer's and Edy's Dreamery(TM) Ice Cream in September of 1999. While the Company will continue to distribute Ben & Jerry's products in a smaller geographic area, it will have no further restrictions on competing in the superpremium segment with its own pint products.

    The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause actual results to differ from expectations include, but are not limited to, the following: the Company's ability to achieve the cost reductions anticipated from its restructuring actions and efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company's products, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, the Company's ability to increase sales of its own branded products, and responsiveness of the trade and consumers to the Company's new products and increased marketing and promotional expenses. These or other factors may be difficult to forecast and could have a material adverse effect on the Company's business, operating results, and financial condition.


Status of Restructuring and Other Actions

During 1998, as a result of higher dairy raw material costs, a decline in "better for you" volumes, and a reduction in future sales of Ben & Jerry's products, the Company implemented certain restructuring and other actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Company's Strategic Plan. The restructuring and other actions are substantially complete except for the withdrawal from the Grand Soft equipment manufacturing business and paying the remaining severance benefits.

    The Company has been pursuing various options relative to exiting its Grand Soft equipment manufacturing business and expects to withdraw from the manufacturing business by the second half of 1999. The Company is currently negotiating the transitioning of the equipment production to a sub-manufacturer. The Grand Soft accrual at December 26, 1998, included $576,000 of severance-related costs for 23 employees. The Company paid $359,000 of costs relating to exiting the manufacturing business in the first half of 1999. The $359,000 was comprised of $244,000 of transition payroll and legal and related transaction costs along with $115,000 in severance payments for seven employees who were terminated in the first half of 1999.

    In addition, in 1998, the Company recorded $1,042,000 of severance and related charges for 38 sales and distribution employees. During 1998, 16 employees were terminated and paid $153,000 in severance benefits resulting in a balance of $889,000 at December 26, 1998. During 1999, 14 employees were terminated and paid $456,000 in severance benefits. Remaining severance benefits totaling $433,000 will be paid by the end of 1999.

    In 1998, the Company also recorded a charge of $933,000 to cost of goods sold for severance actions begun in advance of board approval of the remaining restructuring actions. During 1998, the Company paid $514,000 in benefits related to these actions resulting in a balance of $419,000 at December 26, 1998. During 1999, the Company paid $286,000 in benefits related to these actions.

    The following table summarizes the first half of 1999 activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:


     (In thousands)                       Dec. 26, 1998       Additions         Payments        June 26, 1999
                                          -------------       ---------         --------        -------------
Restructuring accruals:
    Grand Soft                                $ 2,258          $    --           $  (359)          $ 1,899
    Sales and distribution severance              889               --              (456)              433
                                              -------          -------           -------           -------
                                                3,147               --              (815)            2,332
                                              -------          -------           -------           -------
Other accruals:
    Sales and distribution severance              419               --              (286)              133
                                              -------          -------           -------           -------

                                              $ 3,566          $    --           $(1,101)          $ 2,465
                                              =======          =======           =======           =======

Thirteen Weeks ended June 26, 1999 Compared with Thirteen Weeks ended June 27, 1998

    Consolidated sales for the second quarter of 1999 increased by $26,588,000, or nine percent, to $306,861,000 from $280,273,000 for the same period last year. Sales of the Company's branded products, representing 64 percent of consolidated sales, were $21,044,000, or 12 percent, higher than the comparable quarter in 1998 and accounted for 79 percent of the overall increase.

The increase in sales of the Company's branded products related primarily to an increase in unit sales and higher average wholesale prices in all markets. The products that led this increase were Classic Dreyer's and Edy's Grand Ice Cream, Godiva(R) Ice Cream, and Grand Light(R) Ice Cream. Sales of branded products distributed for other manufacturers (partner brands) increased five percent led by Nestle Ice Cream Company and Dove products. Sales of partner brands represented 36 percent of consolidated sales compared with 37 percent in the same period last year. As a result of changes in product mix and wholesale price increases, the average price of the Company's branded products increased approximately five percent, before the effect of increased trade promotion expenses. Average wholesale prices for partner brands increased approximately five percent. Gallon sales of the Company's branded products increased eight percent to 26,844,000 gallons, while unit sales of partner brands were relatively comparable to the same period last year.

    Cost of goods sold increased $12,585,000 or six percent, over the second quarter of 1998, while the overall gross margin increased to 25 percent from 22 percent. The gross margin improvement was primarily the result of wholesale price increases and changes in product mix, along with comparatively lower dairy material prices. The impact of the change in dairy raw material prices for the quarter was a $3,200,000 benefit versus last year.

Selling, general and administrative expenses in the second quarter of 1999 were $7,990,000 or 15 percent higher than in the same period of 1998. This increase related primarily to significantly higher marketing expenses and, to a lesser extent, higher trade promotion expenses compared with the same period in 1998. The higher marketing and trade promotion expenses support the recent introduction of Godiva(R) Ice Cream and the upcoming launch of the Dreamery(TM) line. Selling, general and administrative expenses increased to 20 percent of total sales in 1999 compared to 19 percent of total sales in 1998.

    Interest expense decreased $146,000, or five percent, over the second quarter of 1998, primarily attributable to lower average borrowings.

    The income tax provision increased due to a correspondingly higher pre-tax income in 1999. The effective tax rate decreased to 38.6 percent for the second quarter of 1999 from 39.7 percent for the second quarter of 1998.

Twenty-six Weeks ended June 26, 1999 Compared with Twenty-six Weeks ended June 27, 1998

    Consolidated sales for the first half of 1999 increased by $39,892,000, or eight percent, to $535,247,000 from $495,355,000 for the same period last year. Sales of the Company's branded products, representing 63 percent of consolidated sales, were $24,997,000, or eight percent, higher than the comparable quarter in 1998 and accounted for 63 percent of the overall increase.

    The increase in sales of the Company's branded products related primarily to wholesale price increases and changes in mix. The products that led this increase were Classic Dreyer's and Edy's Grand Ice Cream and Godiva(R) Ice Cream. Sales of partner brands increased eight percent led by Ben & Jerry's and Nestle Ice Cream Company products. Sales of partner brands represented 37 percent of consolidated sales in both periods. Wholesale prices for the Company's branded products increased approximately five percent, before the effect of increased trade promotion expenses. Wholesale prices for partner brands increased approximately three percent. Gallon sales of the Company's branded products increased four percent to 46,847,000 gallons, while unit sales of partner brands increased five percent.

    Cost of goods sold increased $21,538,000 or five percent, over the first half of 1998, while the overall gross margin increased to 22 percent from 20 percent. The gross margin improvement was primarily the result of wholesale price increases and changes in mix, along with comparatively lower distribution expenses as a percent of sales.

Selling, general and administrative expenses in the first half of 1999 were $7,406,000 or eight percent, higher than in the same period of 1998. This increase related primarily to significantly higher marketing expenses compared with the same period in 1998. These expenses primarily relate to the launch of new products. Selling, general and administrative expenses represented 19 percent of total sales in 1999 and in 1998.

    Interest expense increased $307,000, or five percent, over the first half of 1998, primarily attributable to higher average borrowings.

    The income tax provision increased due to a correspondingly higher pre-tax income in 1999. The effective tax rate decreased to 39.1 percent for the first half of 1999 from 39.7 percent for the first half of 1998.

    In the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 26, 1999 decreased $6,213,000 from year-end 1998 due primarily to the seasonal increase in accounts payable and accrued liabilities, partially offset by an increase in trade accounts receivable. The Company's operations provided cash of $20,241,000 that was primarily used to fund an $11,456,000 increase in property, plant and equipment and repayments of $7,088,000 of long-term debt.

    At June 26, 1999, the Company had $3,898,000 in cash and cash equivalents, and an unused credit line of $76,000,000. The total available under the Company's revolving line of credit decreases to $149,286,000 on December 31, 1999 and the line expires on December 31, 2000. The Company intends to refinance the line and believes it will be successful in obtaining such financing from available sources.

    The Company's Series A redeemable convertible preferred stock, par value $100,752,000, is convertible at any time at the option of the holder into 5,800,000 newly issued shares of common stock of the Company. The holder may instead redeem the issue for cash at par value on June 30, 2001. The Company presently anticipates that it would fund such a redemption from operating cash flows, borrowings or other financing sources. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.


YEAR 2000 COMPLIANCE

The Company continues to address its Year 2000 compliance. Critical centralized information systems (software and hardware) are either being upgraded, enhanced, or replaced for Year 2000 compliance. The Company completed upgrading and enhancing all critical centralized systems and expects to complete enterprise-wide testing during the second half of 1999. The review of embedded chip technology used in the Company's manufacturing systems determined that only minor upgrades or enhancements will be necessary. The Company expects to complete the embedded chip upgrade and enhancement process during the second half of 1999. The Company is also surveying key customers and suppliers to determine the risk associated with their Year 2000 compliance programs. The initial risk analysis is scheduled for completion during the second half of 1999.

    The Company believes the Year 2000 issue does not pose significant operational or financial risks. The Company has a broad base of customers and had only one customer accounting for ten percent of total sales in 1998. The Company also has a broad base of suppliers with multiple sourcing possibilities for all purchases. Nevertheless, the Company is in the process of developing appropriate contingency plans in an attempt to minimize the effect of any issues that may arise from the failure of the Company, its customers or its suppliers to complete Year 2000 compliance work. The Company believes that it will complete the contingency plan development during the second half of 1999.

    The Company's assessment of the Year 2000 issue is based upon certain assumptions that may later prove to be inaccurate. The greatest potential risks relate to those situations beyond the Company's control, particularly the inability of suppliers and customers to be Year 2000 compliant, which may cause disruptions in the manufacturing and distribution operations. Additionally, a customer's inability to pay in a timely manner and the disruption of electronic invoicing and payment systems could cause financial risk and losses to the Company. The Company expects to complete probability studies and risk analyses as part of the initial phase of the contingency plan development.

    The total cost for the Company's Year 2000 initiatives is estimated to be $6,000,000, of which $3,500,000 was incurred during 1998 and $2,500,000 is being incurred during 1999. The majority of these costs relate to the accelerated replacement of capitalized hardware and software systems. Of the $6,000,000, approximately $4,500,000 will be capitalized and approximately $1,500,000, relating to the costs of modifying computer software for the Year 2000, will be expensed as incurred. The Company's cost estimates do not include costs that may result from the failure of third parties to be Year 2000 compliant or the costs to implement contingency plans. The Company does not expect the costs of Year 2000 compliance to have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 1998, there have been no material changes in the Company's market risk exposure.

PART II:  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held in Oakland, California on May 12, 1999. A total of 25,970,785 shares (94.4 percent) of the outstanding common shares and 1,007,522 shares (100.0 percent) of the outstanding Series A convertible preferred shares (convertible into 5,800,000 common shares) were represented at the meeting whether in person or by proxy. The following matters were voted upon by the stockholders:

(a)    Election of three directors to Class II of the Board of Directors

The following persons, who were the only nominees, were re-elected as directors of Class II of the Board of Directors until the 2002 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

       Nominee                                For                  Withheld
       -------                                ---                  --------
       Robert A. Helman                       31,224,828             545,957
       Edmund R. Manwell                      30,414,253           1,356,532
       Timothy P. Smucker                     31,230,962             539,823

(b) Approving the amendment to the Company's Stock Option Plan (1993) to increase the number of shares reserved for issuance thereunder from 4,400,000 to 6,400,000

                                                  Votes
                                                  -----
       For                                        24,062,182
       Against                                     4,791,435
       Abstain                                        18,855
       Broker Non-Votes                            2,898,313

and

(c) Approving the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year 1999 and thereafter until its successor is appointed

                                              Votes
                                              -----
       For                                    31,700,399
       Against                                    37,370
       Abstain                                    32,116
       Broker Non-Votes                              900


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibit is filed herewith:

       Exhibit No.                    Description
       -----------                    -----------
       27.1                           Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company during the quarter ended June 26, 1999.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DREYER'S GRAND ICE CREAM, INC.






Dated:  August 10, 1999                     By:/s/ Timothy F. Kahn
                                               ---------------------------------
                                               Timothy F. Kahn
                                               Vice President - Finance and
                                                 Administration and Chief
                                                 Financial Officer (Principal
                                                 Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS



Exhibit No.                    Description
-----------                    -----------
27.1                           Financial Data Schedule.