Form 10-Q
period 1999-09-25
DREYERS GRAND ICE CREAM INC
filed 1999-11-09
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1999

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

                                               Shares Outstanding
                                               November 4, 1999
                                               ----------------
Common stock                                     27,706,000

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                Sept. 25, 1999     Dec. 26, 1998
                                                                                --------------     -------------
                                                                                  (Unaudited)
($ in thousands, except per share amounts)

Assets
Current Assets:
      Cash and cash equivalents                                                   $   2,347          $   1,171
      Trade accounts receivable, net of allowance for doubtful
         accounts of $5,863 in 1999 and $5,710 in 1998                              111,267             83,053
      Other accounts receivable                                                      16,434             29,165
      Inventories                                                                    55,271             49,472
      Prepaid expenses and other                                                     18,542             13,271
                                                                                  ---------          ---------
      Total current assets                                                          203,861            176,132

Property, plant and equipment, net                                                  199,423            207,772
Goodwill and distribution rights, net                                                66,332             67,226
Other assets                                                                         10,874             12,050
                                                                                  ---------          ---------
Total assets                                                                      $ 480,490          $ 463,180
                                                                                  =========          =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                     $ 114,049          $  87,273
     Accrued payroll and employee benefits                                           22,056             19,545
     Current portion of long-term debt                                               20,081              8,255
                                                                                  ---------          ---------
     Total current liabilities                                                      156,186            115,073

Long-term debt, less current portion                                                125,457            169,781
Deferred income taxes                                                                21,933             16,039
                                                                                  ---------          ---------
Total liabilities                                                                   303,576            300,893
                                                                                  ---------          ---------
Commitments and contingencies

Redeemable convertible preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 1999 and 1998                                  99,972             99,654
                                                                                  ---------          ---------

Stockholders' Equity:
     Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 1999 and 1998
     Common stock, $1 par value - 60,000,000 shares authorized; 27,704,000 shares and 27,312,000 shares issued and outstanding in
           1999 and 1998, respectively                                               27,704             27,312
     Capital in excess of par                                                        50,925             46,722
     Accumulated deficit                                                             (1,687)           (11,401)
                                                                                  ---------          ---------
Total stockholders' equity                                                           76,942             62,633
                                                                                  ---------          ---------
Total liabilities and stockholders' equity                                        $ 480,490          $ 463,180
                                                                                  =========          =========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                            Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                         ---------------------------         ---------------------------
                                                          Sept. 25,        Sept. 26,         Sept. 25,         Sept. 26,
                                                            1999              1998              1999             1998
                                                         ----------        ---------         ---------        ----------
($ in thousands, except per share amounts)
Revenues:
   Sales                                                  $322,410         $ 302,972          $857,657        $ 798,327
   Other income                                              1,034             1,321             1,875            2,958
                                                          --------         ---------          --------        ---------
                                                           323,444           304,293           859,532          801,285
                                                          --------         ---------          --------        ---------

Costs and expenses:
   Cost of goods sold                                      236,444           238,918           654,721          635,657
   Selling, general and administrative                      70,051            66,921           173,577          163,041
   Impairment of long-lived assets                                             4,657                              4,657
   Interest, net of amounts capitalized                      2,604             3,716             8,851            9,656
                                                          --------         ---------          --------        ---------
                                                           309,099           314,212           837,149          813,011
                                                          --------         ---------          --------        ---------

Income (loss) before income tax provision
   (benefit) and cumulative effect of change in
   accounting principle                                     14,345            (9,919)           22,383          (11,726)

Income tax provision (benefit)                               5,609            (3,938)            8,752           (4,655)
                                                          --------         ---------          --------        ---------

Income (loss) before cumulative effect of
   change in accounting principle                            8,736            (5,981)           13,631           (7,071)

Cumulative effect of change in
   accounting principle                                                                            595
                                                          --------         ---------          --------        ---------

Net income (loss)                                            8,736            (5,981)           13,036           (7,071)

Accretion of preferred stock to redemption value               106               106               318              318
Preferred stock dividends                                      174               174               522              522
                                                          --------         ---------          --------        ---------
Net income (loss) available to common stockholders        $  8,456         $  (6,261)         $ 12,196        $  (7,911)
                                                          ========         =========          ========        =========

Per common share-basic:
   Income (loss) available to common stockholders
      before cumulative effect of change in
      accounting principle                                $    .31         $    (.23)         $    .46        $    (.29)
   Cumulative effect of change in accounting principle                                             .02
                                                          --------         ---------          --------        ---------
   Net income (loss) available to common stockholders     $    .31         $    (.23)         $    .44        $    (.29)
                                                          ========         =========          ========        =========

Per common share-diluted:
   Income (loss) available to common stockholders
      before cumulative effect of change in
      accounting principle                                $    .26         $    (.23)         $    .41        $    (.29)
   Cumulative effect of change in accounting principle                                             .02
                                                          --------         ---------          --------        ---------
   Net income (loss) available to common stockholders     $    .26         $    (.23)         $    .39        $    (.29)
                                                          ========         =========          ========        =========

Dividends per common share                                $    .03         $     .00          $    .09        $     .06
                                                          ========         =========          ========        =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Retained
                                                                 Common Stock                            Earnings
                                                             ---------------------      Capital In     (Accumulated
                                                              Shares         Amount     Excess of Par     Deficit)        Total
                                                             -------       --------     ------------    ------------    --------
(In thousands)
Balances at December 27, 1997                                 27,020       $ 27,020       $ 42,822       $ 39,498       $109,340
    Net loss                                                                                               (7,071)        (7,071)
    Accretion of preferred stock to redemption value                                                         (318)          (318)
    Preferred stock dividends declared                                                                       (522)          (522)
    Common stock dividends declared                                                                        (1,630)        (1,630)
    Repurchases and retirements of common stock                   (5)            (5)          (132)                         (137)
    Issuance of common stock under employee stock plans          297            297          3,677                         3,974
                                                             -------       --------       --------       --------       --------
Balances at September 26, 1998                                27,312       $ 27,312       $ 46,367       $ 29,957       $103,636
                                                             =======       ========       ========       ========       ========

Balances at December 26, 1998                                 27,312       $ 27,312       $ 46,722       $(11,401)      $ 62,633
    Net income                                                                                             13,036         13,036
    Accretion of preferred stock to redemption value                                                         (318)          (318)
    Preferred stock dividends declared                                                                       (522)          (522)
    Common stock dividends declared                                                                        (2,482)        (2,482)
    Repurchases and retirements of common stock                  (19)           (19)          (216)                         (235)
    Issuance of common stock under employee stock plans          411            411          4,419                         4,830
                                                             -------       --------       --------       --------       --------
Balances at September 25, 1999                                27,704       $ 27,704       $ 50,925       $ (1,687)      $ 76,942
                                                             =======       ========       ========       ========       ========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Thirty-nine Weeks Ended
                                                                       -------------------------------------------
                                                                           Sept. 25, 1999         Sept. 26, 1998
                                                                       ------------------         ----------------
(In thousands)
Cash flows from operating activities:
     Net income (loss)                                                         $ 13,036              $ (7,071)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation and amortization                                            26,457                26,632
        Reserve for independent distributor receivable                                                  5,000
        Impairment of long-lived assets                                                                 4,657
        Deferred income taxes                                                     5,894                (1,274)
        Cumulative effect of change in accounting principle                         595
        Changes in assets and liabilities, net of amounts acquired:
          Trade accounts receivable                                             (28,214)              (29,112)
          Other accounts receivable                                              12,731                (9,564)
          Inventories                                                            (5,799)               (2,612)
          Prepaid expenses and other                                             (5,826)                2,463
          Accounts payable and accrued liabilities                               26,762                37,040
          Accrued payroll and employee benefits                                   2,511                (6,720)
                                                                              ---------              --------
                                                                                 48,147                19,439
                                                                              ---------              --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                               (16,069)              (31,563)
     Retirement of property, plant and equipment                                    915                   470
     Increase in goodwill and distribution rights                                (1,000)                 (311)
     Increase in other assets                                                        76                  (674)
                                                                              ---------              --------
                                                                                (16,078)              (32,078)
                                                                              ---------              --------
Cash flows from financing activities:
     Proceeds from long-term debt                                                                      16,900
     Repayments of long-term debt                                               (32,498)               (7,413)
     Issuance of common stock under employee stock plans                          4,830                 3,974
     Repurchases and retirements of common stock                                   (235)                 (137)
     Cash dividends paid                                                         (2,990)               (2,957)
                                                                              ---------              --------
                                                                                (30,893)               10,367
                                                                              ---------              --------
Increase (decrease) in cash and cash equivalents                                  1,176                (2,272)

Cash and cash equivalents, beginning of period                                    1,171                 3,626
                                                                              ---------              --------
Cash and cash equivalents, end of period                                       $  2,347              $  1,354
                                                                              =========              ========
Supplemental Cash Flow Information
     Cash paid during the period for:
          Interest, net of amounts capitalized                                 $  8,183              $  8,768
                                                                              =========              ========
          Income taxes, net of refunds                                         $  2,478              $    177
                                                                              =========              ========

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

    The consolidated financial statements for each of the 13-week and 39-week periods ended September 25, 1999 and September 26, 1998 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 26, 1998, appearing in the Company's 1998 Annual Report to Stockholders.

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

NOTE 3 - Net Income (Loss) Per Common Share

Under Statement of Financial Accounting Standards No. 128, "Earnings per Share", the numerator for basic net income (loss) per share is net income (loss) available to common stockholders. The denominator for basic net income (loss) per share is the weighted average number of common shares outstanding. The numerator for diluted net income (loss) per share includes net income (loss) available to common stockholders, plus the effect of assumed conversions that are dilutive. The denominator for diluted net income (loss) per share includes the weighted average number of shares outstanding, plus the effect of potentially dilutive securities which include stock options, stock warrants and redeemable convertible preferred stock.

Net income (loss) per common share is computed as follows:

                                               Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                          -----------------------------   -----------------------------
                                          Sept. 25,1999  Sept. 26 ,1998   Sept. 25, 1999 Sept. 26, 1998
                                          -------------  --------------   -------------- --------------
(In thousands, except per share amounts)
Net income (loss) available to common
   stockholders - basic                      $ 8,456      $(6,261)            $12,196        $(7,911)
Add: preferred dividends and accretion           280                              840
                                             -------      -------             -------        -------
Net income (loss) available to common
   stockholders - diluted                    $ 8,736      $(6,261)            $13,036        $(7,911)
                                             =======      =======             =======        =======

Weighted-average shares-basic                 27,622       27,247              27,506         27,149
Dilutive effect of options                       703                              330
Dilutive effect of preferred stock             5,800                            5,800
                                             -------      -------             -------        -------
Weighted-average shares-diluted               34,125       27,247              33,636         27,149
                                             =======      =======             =======        =======

Net income (loss) per common share:
   Basic                                     $   .31      $  (.23)            $   .44        $  (.29)
                                             =======      =======             =======        =======
   Diluted                                   $   .26      $  (.23)            $   .39        $  (.29)
                                             =======      =======             =======        =======

Anti-dilutive securities

Potentially dilutive securities are excluded from the calculations of diluted net income (loss) per common share if their inclusion would have an anti-dilutive effect. These anti-dilutive securities, stated in equivalent shares of common stock, consisted of the following:

                                       Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                              -----------------------------------       -----------------------------------
                              Sept. 25, 1999       Sept. 26, 1998       Sept. 25, 1999       Sept. 26, 1998
                              --------------       --------------       --------------       --------------
(In thousands)
Stock options                       681                4,403                2,297                4,403
Stock warrants                                         2,000                2,000                2,000
Preferred stock                                        5,800                                     5,800

   Pursuant to a 1994 equity transaction, an affiliate of Nestle' USA, Inc. purchased 6,000,000 newly issued shares of common stock, and warrants to purchase 4,000,000 shares at an exercise price of $16 per share. Warrants for 2,000,000 shares expired unexercised on June 14, 1997. Warrants for the remaining 2,000,000 shares expired unexercised on June 14, 1999.

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

     The Company has been pursuing various proposals relating to the withdrawal from the equipment manufacturing business of its Grand Soft unit. An analysis of purchase offers received on this business concluded that an outright sale was not economically feasible. As an alternative, the Company's Grand Soft unit will be outsourcing its equipment production to an independent sub-manufacturer. The Company expects to complete this transition by year-end 1999.

    In 1998, the Company recorded a restructuring charge and related accrual of $2,258,000 for anticipated Grand Soft closing costs. No payments were made during 1998 relating to this Grand Soft accrual resulting in an unchanged balance of $2,258,000 at December 26, 1998. The Company paid $779,000 of costs related to the withdrawal from the manufacturing business in the first thirty-nine weeks of 1999. The $779,000 was comprised of $595,000 of transition payroll and legal and related transaction costs along with $184,000 in severance payments for seven employees who were terminated during the first thirty-nine weeks of 1999. These payments resulted in an accrual balance of $1,479,000 at September 25, 1999.

    In addition, during 1998, the Company recorded a restructuring charge and related accrual of $1,042,000 for severance and related charges for 38 sales and distribution employees. During 1998, 16 employees were terminated and paid $153,000 in severance benefits resulting in an accrual balance of $889,000 at December 26, 1998. During 1999, an additional 18 employees were terminated and paid $584,000 in severance benefits resulting in an accrual balance of $305,000 at September 25, 1999. Remaining severance benefits totaling $305,000 will be paid by the end of 1999.

    In 1998, the Company also recorded a charge to cost of goods sold of $933,000 for severance actions begun in advance of board approval of the remaining restructuring actions. During 1998, the Company paid $514,000 in benefits related to these actions resulting in an accrual balance of $419,000 at December 26, 1998. During 1999, the Company paid $360,000 in benefits related to these actions resulting in an accrual balance of $59,000 at September 25, 1999.

    The following table summarizes the 1999 year-to-date activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:

                                           Dec. 26, 1998        Additions     Payments     Sept. 25, 1999
                                          --------------       ----------     --------     --------------
(In thousands)
     Restructuring accruals:
         Grand Soft                             $2,258            $            $  (779)        $ 1,479
         Sales and distribution severance          889                            (584)            305
                                                ------            ------       -------         -------
                                                 3,147                          (1,363)          1,784
                                                ------            ------       -------         -------
     Other accruals:
         Sales and distribution severance          419                            (360)             59
                                                ------            ------       -------         -------
                                                $3,566           $             $(1,723)        $ 1,843
                                                ======            ======       =======         =======

NOTE 5 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 25, 1999 and December 26, 1998 consisted of the following:

                                                Sept. 25,                  Dec. 26,
                                                   1999                       1998
                                               -----------                -----------
(In thousands)
     Raw materials                             $    6,393                  $  4,840
     Finished goods                                48,878                    44,632
                                               ----------                  --------
                                               $   55,271                  $ 49,472
                                               ==========                  ========

NOTE 6 - Stockholders' Equity

    Common stock dividends declared for the thirty-nine weeks ended September 25, 1999 and September 26, 1998 were $2,482,000 and $1,630,000, respectively. On
September 9, 1999, the Board of Directors of the Company approved a third quarter common stock dividend in the amount of $.03 per share to common stockholders of record on September 24, 1999. This dividend was paid on October 6, 1999. On September 28, 1998, the Board of Directors of the Company approved a third quarter common dividend in the amount of $.03 per share to common stockholders of record on October 9, 1998. This dividend was paid on October 21, 1998. Because the approval was subsequent to the end of the third quarter, the Company recorded this transaction in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

The following table sets forth the percent which the items in the Consolidated Statement of Operations bear to sales and the percentage change of such items compared to the indicated prior period:



                                                                                                             Period-to-Period
                                                                                                                 Variance
                                                                      Percentage of Sales                  Favorable (Unfavorable)
                                                         ----------------------------------------------    ----------------------
                                                                                                           Thirteen    Thirty-nine
                                                                                                             Weeks        Weeks
                                                         Thirteen Weeks Ended   Thirty-nine Weeks Ended      Ended        Ended
                                                         --------------------   -----------------------      1999         1999
                                                         Sept. 25,   Sept. 26,    Sept. 25,   Sept. 26,    Compared     Compared
                                                           1999       1998          1999        1998        To 1998      To 1998
                                                         ---------  ----------  -----------  -----------  ----------   ---------
 Revenues:
    Sales                                                  100.0%      100.0%       100.0%      100.0%         6.4%         7.4%
    Other income                                             0.3         0.4          0.2         0.3        (21.7)       (36.6)
                                                         -------     -------      -------     -------
                                                           100.3       100.4        100.2       100.3          6.3          7.3
                                                         -------     -------      -------     -------
Costs and expenses:
     Cost of goods sold                                     73.4        78.9         76.4        79.6          1.0         (3.0)
     Selling, general and administrative                    21.7        22.1         20.2        20.4         (4.7)        (6.5)
     Impairment of long-lived assets                                     1.5                      0.6
     Interest, net of amounts capitalized                    0.8         1.2          1.0         1.2         29.9          8.3
                                                         -------     -------      -------     -------
                                                            95.9       103.7         97.6       101.8          1.6         (3.0)
                                                         -------     -------      -------     -------
Income (loss) before income tax
    provision (benefit) and cumulative
    effect of change in accounting principle                 4.4        (3.3)         2.6        (1.5)       244.6        290.9

Income tax provision (benefit)                               1.7        (1.3)         1.0        (0.6)      (242.4)      (288.0)
                                                         -------     -------      -------     -------
Income (loss) before cumulative effect of change in
    accounting principle                                     2.7        (2.0)         1.6        (0.9)       246.1        292.8

Cumulative effect of change in accounting principle                                   0.1                                  NM
                                                         -------     -------      -------     -------
Net income (loss)                                            2.7        (2.0)         1.5        (0.9)       246.1        284.4

Accretion of preferred stock to redemption value
Preferred stock dividends                                    0.1         0.1          0.1         0.1
                                                         -------     -------      -------     -------
Net income (loss) available to common stockholders           2.6%       (2.1)%        1.4%       (1.0)%      235.1        254.2
                                                         =======     =======      =======     =======

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

    In 1998, the cost of dairy raw materials peaked at an amount more than double of that experienced in 1997. This increase reduced the Company's 1998 gross profit by approximately $22,000,000 when compared with 1997. During this same period, sales volumes of the Company's "better for you" products continued the significant decline that began in 1997, consistent with an industry-wide trend. Finally, in August 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry's revised the original contract terms to allow the Company to distribute Ben & Jerry's products in a smaller geographic area. Starting September 1, 1999, this is estimated to reduce the Company's distribution gross profit of Ben & Jerry's products by approximately 54 percent. The Company estimates that the distribution gross profit in the markets where it stopped distributing Ben & Jerry's products represented approximately six percent, or $13,000,000, of its gross profit in 1998.

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

    The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. For example, the Company has had significant success in the superpremium segment in recent years with the introductions of Whole Fruit Sorbet, Starbucks(R) Ice Cream, and Godiva(R) Ice Cream. In order to build on this success in the high-margin superpremium segment, the Company introduced a new line of superpremium ice cream under the brand name Dreyer's and Edy's Dreamery(TM) Ice Cream in September, 1999. While the Company will continue to distribute Ben & Jerry's products in a smaller geographic area, it will have no further restrictions on competing in the superpremium segment with its own pint products. In the premium segment, the Company announced during the third quarter of 1999 the formation of a long-term partnership with M&M/Mars to market a new line of ice cream products featuring M&M/Mars leading candy brands. These products will be manufactured and distributed by the Company under the terms of the joint venture agreement. This relationship is consistent with the Company's strategy to expand its portfolio of brands and products to reach consumers across the entire ice cream category.

    The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause actual results to differ from expectations include, but are not limited to, the following: the Company's ability to achieve the cost reductions anticipated from its restructuring actions and efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company's products, competitors' marketing and promotion responses, market conditions affecting the price of the Company's products, the Company's ability to increase sales of its own branded products, and responsiveness of the trade and consumers to the Company's new products, and increased marketing and promotional expenses. These or other factors may be difficult to forecast and could have a material adverse effect on the Company's business, operating results, and financial condition.

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

     The Company has been pursuing various proposals relating to the withdrawal from the equipment manufacturing business of its Grand Soft unit. An analysis of purchase offers received on this business concluded that an outright sale was not economically feasible. As an alternative, the Company's Grand Soft unit will be outsourcing its equipment production to an independent sub-manufacturer. The Company expects to complete this transition by year-end 1999.

     In 1998, the Company recorded a restructuring charge and related accrual of $2,258,000 for anticipated Grand Soft closing costs. No payments were made during 1998 related to the Grand Soft accrual resulting in an unchanged balance of $2,258,000 at December 26, 1998. The Company paid $779,000 of costs related to the withdrawal from the manufacturing business in the first thirty-nine weeks of 1999. The $779,000 was comprised of $595,000 of transition payroll and legal and related transaction costs along with $184,000 in severance payments for seven employees who were terminated during the first thirty-nine weeks of 1999. These payments resulted in an accrual balance of $1,479,000 at September 25, 1999.

     In addition, during 1998, the Company recorded a restructuring charge and related accrual of $1,042,000 for severance and related charges for 38 sales and distribution employees. During 1998, 16 employees were terminated and paid $153,000 in severance benefits resulting in an accrual balance of $889,000 at December 26, 1998. During 1999, an additional 18 employees were terminated and paid $584,000 in severance benefits resulting in an accrual balance of $305,000 at September 25, 1999. Remaining severance benefits totaling $305,000 will be paid by the end of 1999.

    In 1998, the Company also recorded a charge to cost of goods sold of $933,000 for severance actions begun in advance of board approval of the remaining restructuring actions. During 1998, the Company paid $514,000 in benefits related to these actions resulting in an accrual balance of $419,000 at December 26, 1998. During 1999, the Company paid $360,000 in benefits related to these actions resulting in an accrual balance of $59,000 at September 25, 1999.

    The following table summarizes the 1999 year-to-date activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:

                                           Dec. 26, 1998        Additions     Payments     Sept. 25, 1999
                                          --------------       ----------     --------     --------------
(In thousands)
     Restructuring accruals:
         Grand Soft                             $2,258            $            $  (779)        $ 1,479
         Sales and distribution severance          889                            (584)            305
                                                ------            ------       -------         -------
                                                 3,147                          (1,363)          1,784
                                                ------            ------       -------         -------
     Other accruals:
         Sales and distribution severance          419                            (360)             59
                                                ------            ------       -------         -------
                                                $3,566           $             $(1,723)        $ 1,843
                                                ======            ======       =======         =======

Thirteen Weeks ended September 25, 1999 Compared with Thirteen Weeks ended September 26, 1998

Consolidated sales for the third quarter of 1999 increased $19,438,000, or six percent, to $322,410,000 from $302,972,000 for the same quarter last year.

     Sales of the Company's branded products increased $26,740,000, or 14 percent, to $212,899,000 from $186,159,000 for the same quarter last year. Company brands represented 66 percent of consolidated sales compared with 61 percent in the same quarter last year. The increase in sales of the Company's branded products related primarily to an increase in unit sales and generally higher average wholesale prices. The products that led this increase were Classic Dreyer's and Edy's Grand Ice Cream, Godiva(R) Ice Cream, and the Dreamery(TM) line. As a result of wholesale price increases and changes in mix, the average price of the Company's branded products increased approximately seven percent, before the effect of increased trade promotion expenses. Gallon sales of the Company's branded products increased 1,870,000 gallons, or seven percent, to 28,270,000 gallons.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $7,302,000, or six percent, to $109,511,000. Sales of partner brands represented 34 percent of consolidated sales compared with 39 percent in the same quarter last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the quarter. Average wholesale prices for partner brands increased approximately five percent, while unit sales decreased eleven percent over the same quarter last year.

     Cost of goods sold decreased $2,474,000, or one percent, over the third quarter of 1998, while the overall gross margin increased to 27 percent from 21 percent. Cost of goods sold for the third quarter of 1998 included approximately $977,000 of expenses related to the settlement of various legal issues and approximately $933,000 in severance costs relating to staffing reductions made prior to board approval of the restructuring actions. Excluding the effect of the 1998 settlement and severance expenses, cost of goods sold decreased $564,000 or less than one percent, over the same quarter of 1998, while the overall gross margin increased to 27 percent from 22 percent. This gross margin improvement was primarily the result of comparatively lower dairy raw material costs, higher average wholesale costs and changes in mix. The impact of the change in dairy raw material costs for the quarter was a $7,300,000 benefit as compared to the same quarter last year.

     Selling, general and administrative expenses in the third quarter of 1999 were $3,130,000, or five percent, higher than in the same quarter of 1998 and represented 22 percent of consolidated sales in both periods. Selling, general, and administrative expenses for the third quarter of 1998 included a $5,000,000 reserve for an independent distributor receivable and approximately $1,400,000 of expenses related to the settlement of various legal issues. Excluding the effect of the receivable reserve and settlement charges, selling, general and administrative expenses would have increased by $9,530,000, or 16%, over the same quarter last year. This increase related primarily to significantly higher trade promotion and marketing expenses associated with the launch of new products.

    During the third quarter of 1998, the Company recorded a $4,657,000 impairment charge relating to the write-off of the unamortized balance of distribution rights upon termination of these rights by Ben & Jerry's.

    Interest expense decreased $1,112,000, or 30 percent, over the same quarter of 1998, primarily attributable to lower average borrowings.

    The income tax provision increased due to a correspondingly higher pre-tax income in 1999. The effective tax rate decreased to 39.1 percent for the third quarter of 1999 from 39.7 percent for the same quarter of 1998.

Thirty-nine Weeks ended September 25, 1999 Compared with Thirty-nine Weeks ended September 26, 1998

Consolidated sales for the first thirty-nine weeks of 1999 increased $59,330,000, or seven percent, to $857,657,000 from $798,327,000 for the same period last year.

     Sales of the Company's branded products increased $51,737,000, or 10 percent, to $551,235,000, from $499,498,000 for the same period last year. Company brands represented 64 percent of consolidated sales compared with 63 percent in the same period last year. The increase in sales of the Company's branded products related primarily to wholesale price increases and changes in mix. The products that led this increase were Classic Dreyer's and Edy's Grand Ice Cream, Godiva(R) Ice Cream, and the Dreamery(TM) line. Average wholesale prices for the Company's branded products increased approximately six percent, before the effect of increased trade promotion expenses. Gallon sales of the Company's branded products increased 3,532,000 gallons, or five percent, to 75,117,000 gallons.

     Sales of partner brands increased $7,593,000, or three percent, to $306,422,000. Sales of Nestle' Ice Cream Company products accounted for most of the increase. Sales of partner brands represented 36% of consolidated sales in both periods. Average wholesale prices for partner brands increased approximately four percent, while unit sales decreased one percent.

     Cost of goods sold increased $19,064,000, or three percent, over the first thirty-nine weeks of 1998, while the overall gross margin increased to 24 percent from 20 percent. Cost of goods sold for the first thirty-nine weeks of 1998 included approximately $977,000 of expenses related to the settlement of various legal issues and approximately $933,000 in severance costs relating to staffing reductions made prior to board approval of the restructuring actions. Excluding the effect of the 1998 settlement and severance expenses, cost of goods sold increased $20,974,000 or three percent, over the comparable 1998 period, while the overall gross margin increased to 24 percent from 21 percent. This gross margin improvement was primarily the result of comparatively lower dairy raw material costs, higher average wholesale prices, and changes in mix. The impact of the change in dairy raw material costs was a $7,100,000 benefit compared to the same period last year.

     Selling, general and administrative expenses in the first thirty-nine weeks of 1999 were $10,536,000, or six percent, higher than in the same period of 1998 and represented 20 percent of consolidated sales in both periods. Selling, general, and administrative expenses for the first thirty-nine weeks of 1998 included a $5,000,000 reserve for an independent distributor receivable and approximately $1,400,000 of expenses related to the settlement of various legal issues. Excluding the effect of the receivable reserve and settlement charges, selling, general and administrative expenses would have increased by $16,936,000, or 11%, over the same period last year. This increase related primarily to significantly higher marketing expenses and trade promotion expenses associated with the launch of new products.

    During the third quarter of 1998, the Company recorded a $4,657,000 impairment charge relating to the write-off of the unamortized balance of distribution rights upon termination of these rights by Ben & Jerry's.

    Interest expense decreased $805,000, or eight percent, over the comparable 1998 period, primarily attributable to lower average borrowings.

    The income tax provision increased due to a correspondingly higher pre-tax income in 1999. The effective tax rate decreased to 39.1 percent for the first thirty-nine weeks of 1999 from 39.7 percent for the first thirty-nine weeks of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 25, 1999 decreased $13,384,000 from year-end 1998 due primarily to the seasonal increase in accounts payable and accrued liabilities, partially offset by an increase in trade accounts receivable. The Company's operations provided cash of $48,147,000 that was primarily used to fund a $16,069,000 increase in property, plant and equipment and repayments of $32,498,000 of long-term debt.

    At September 25, 1999, the Company had $2,347,000 in cash and cash equivalents, and an unused credit line of $100,300,000. The total available under the Company's revolving line of credit decreases from $175,000,000 to $149,286,000 on December 31, 1999 and the line expires on December 31, 2000. The Company intends to either refinance the line or extend its maturity date. The Company believes it will be successful in either obtaining new financing from available sources or extending the maturity date of the existing line.

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

YEAR 2000 COMPLIANCE

The Company continues to address its Year 2000 compliance. Critical centralized information systems (software and hardware) are either being upgraded, enhanced, or replaced for Year 2000 compliance. The Company completed upgrading and enhancing all critical centralized systems and expects to complete enterprise-wide testing during the remainder of 1999. The review of embedded chip technology used in the Company's manufacturing systems determined that only minor upgrades or enhancements will be necessary. The Company expects to complete the embedded chip upgrade and enhancement process during the remainder of 1999. The Company is also surveying key customers and suppliers to determine the risk associated with their Year 2000 compliance programs. During the remainder of 1999, the Company will continue to evaluate and reevaluate the risk associated with Year 2000 compliance programs of key customers and suppliers.

    The Company believes the Year 2000 issue does not pose significant operational or financial risks. The Company has a broad base of customers and had only one customer accounting for ten percent of total sales in 1998. The Company also has a broad base of suppliers with multiple sourcing possibilities for all purchases. The Company has always had contingency plans in place for non-Year 2000 related risks. Nevertheless, the Company is in the process of strengthening its existing contingency plans and developing additional contingency plans in an attempt to minimize the effect of any issues that may arise from the failure of the Company, its customers or its suppliers to complete Year 2000 compliance work. The Company will complete the contingency plan development for Year 2000 issues during the remainder of 1999.

    The Company's assessment of the Year 2000 issue is based upon certain assumptions that may later prove to be inaccurate. The greatest potential risks relate to those situations beyond the Company's control, particularly the inability of suppliers and customers to be Year 2000 compliant, which may cause disruptions in the manufacturing and distribution operations. Additionally, a customer's inability to pay in a timely manner and the disruption of electronic invoicing and payment systems could cause financial risk and losses to the Company. The Company expects to complete probability studies and risk analyses as part of the contingency plan during the remainder of 1999.

    The total cost for the Company's Year 2000 initiatives are estimated to be $6,000,000, of which $3,500,000 was incurred during 1998 and $2,500,000 is being incurred during 1999. The majority of these costs relate to the accelerated replacement of capitalized hardware and software systems. Of the $6,000,000, approximately $4,500,000 will be capitalized and approximately $1,500,000, relating to the costs of modifying computer software for the Year 2000, will be expensed as incurred. The Company's cost estimates do not include costs that may result from the failure of third parties to be Year 2000 compliant or the costs to invoke contingency plans should an unforeseen failure occur. The Company does not expect the costs of Year 2000 compliance to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 26, 1998, there have been no material changes in the Company's market risk exposure.

PART II:  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

       Exhibit No.                    Description
       -----------                    -----------
          27.1                       Financial Data Schedule.

 (b) No reports on Form 8-K were filed by the Company during the quarter ended September 25, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DREYER'S GRAND ICE CREAM, INC.

Dated:  November 9, 1999                 By: /s/ Timothy F. Kahn
                                             ---------------------------------
                                         Timothy F. Kahn
                                         Vice President - Finance and
                                         Administration and Chief Financial
                                          Officer (Principal Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS

Exhibit No.                    Description
-----------                    -----------
27.1                           Financial Data Schedule.