Form 10-K
period 1999-12-25
DREYERS GRAND ICE CREAM INC
filed 2000-03-24
CIK 352305

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based on the average of the high and low prices on March 17, 2000, as reported by NASDAQ) of the Common Stock held by non-affiliates was approximately $500,049,775. (Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant.)

     As of March 17, 2000, the latest practicable date, 28,008,003 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 25, 1999, filed as Exhibit 13 to this Annual Report on Form 10-K, are incorporated by reference in Part II and
Part IV of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Annual Report to Stockholders for the fiscal year ended December 25, 1999 is not to be deemed filed as part of this Annual Report.

     Portions of the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission on or before April 23, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer's Grand Ice Cream, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Dreyer's Grand Ice Cream, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, sometimes referred to herein as "Dreyer's" or the "Company." The Company, successor to the original Dreyer's Grand Ice Cream business, was originally incorporated in California on February 23, 1977 and reincorporated in Delaware on December 28, 1985.

     Dreyer's manufactures and distributes premium and superpremium ice cream and other frozen dessert products. Since 1977, Dreyer's has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of ice cream and other frozen dessert products sold under the Dreyer's and Edy's brand names in retail outlets serving more than 88 percent of the households in the United States. The Dreyer's line of products are available in the thirteen western states, Texas and certain markets in the Far East and South America. The Company's products are sold under the Edy's brand name generally throughout the remaining regions of the United States and certain markets in the Caribbean and Europe. The Dreyer's and Edy's line of products are distributed through a direct-store-delivery system further described below under the caption "Marketing, Sales and Distribution." The Company also manufactures and distributes branded ice cream and frozen dessert products of other companies. The Dreyer's and Edy's line of ice cream and related products is relatively expensive and is sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer's and Edy's brands enjoy strong consumer recognition and loyalty.

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

PRODUCTS

     The Company and its predecessors have always been innovators of flavors, package development and formulation. William A. Dreyer, the founder of Dreyer's and the creator of Dreyer's Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road. Dreyer's was the first manufacturer to produce an ice cream lower in calories. The Company's Grand Light(R) formulation was a precursor to the reduced fat and reduced sugar products in the Company's current product line.

     The Company uses only the highest quality ingredients in its products. The Company's philosophy is to make changes in its formulations or production processes only to the extent that such changes do not compromise quality for cost even when the industry in general may adopt such new formulation or process compromises.

     Dreyer's and Edy's Grand Ice Cream(R) is the Company's flagship product which utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product is complemented by Dreyer's and Edy's Homemade Ice Cream(R), a heavier and sweeter line of ice cream and the Company's Frozen Yogurt; Grand Light(R); No Sugar Added and Fat Free ice creams. The Company believes these "better for you" products are well-positioned in the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company distributes Starbucks(R) Ice Cream products as part of its joint venture with Starbucks Coffee Company and M&M/Mars ice cream products as part of its joint venture with M&M/Mars. The Company has also launched Godiva(R) Ice Cream, a superpremium product produced by the Company under a long-term license with Godiva(R) Chocolatier. The Company also produces and markets Grand Soft(R) a premium soft serve product. The Company's novelty line features Dreyer's and Edy's Ice Cream Bars, Fruit Bars, and Sundae Cones. In 1999, the Company introduced the Dreamery(TM) line, a superpremium ice cream product. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company's product lines now include approximately 125 flavors. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and on intensity of consumer response.

     The Company holds registered trademarks on many of its products. Dreyer's believes that consumers associate the Company's trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are not significant, nor have they been significant in the past.

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

     In 1994, the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Grand Plan or the Strategic Plan). The key elements of this plan are: 1) to build high-margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company's direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and
3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

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

     Beginning in late 1997 and continuing into 1998, the cost of dairy raw materials, the primary ingredient in ice cream, increased significantly. These costs peaked in 1998 at a rate more than double of that experienced in 1997. This increase reduced the Company's 1998 gross profit by approximately $22,000,000 when compared with 1997. Aggressive discounting by the Company's competitors made it difficult to raise prices by an amount sufficient to compensate for these higher dairy raw material costs. During this same period, sales volumes of the Company's "better for you" products continued the significant decline that began in 1997, consistent with an industry-wide trend. Since these "better for you" products enjoy higher margins than the Company's classic ice cream, the volume decline had a significant impact on the Company's profitability in 1998. Finally, in August 1998, Ben & Jerry's Homemade, Inc. (Ben & Jerry's) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry's revised the original contract terms to allow the Company to distribute Ben & Jerry's products in a smaller geographic area. Starting September 1, 1999, this was estimated to reduce the Company's distribution gross profit of Ben & Jerry's products by approximately 54 percent. The Company estimates that the distribution gross profit in the markets where it stopped distributing Ben & Jerry's products represented approximately six percent, or $13,000,000, of its gross profit in 1998.

     The above factors: the higher dairy raw material costs; the decline in "better for you" volumes; and the reduction in future Ben & Jerry's sales had in the past, and may continue to have in the future, a negative effect on the Company's gross profit and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded restructuring actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the restructuring actions.

     The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. For example, the Company has had significant success in the superpremium segment in recent years with the introductions of Whole Fruit Sorbet, Starbucks(R) Ice Cream, and Godiva(R) Ice Cream. In order to build on this success in the high-margin superpremium segment, the Company introduced a new line of superpremium ice cream under the brand name Dreyer's and Edy's Dreamery(TM) Ice Cream in September 1999. While the Company continues to distribute Ben & Jerry's products in a smaller geographic area, it has no further restrictions on competing in the superpremium segment with its own pint products. In the premium segment, the Company announced during the third quarter of 1999 the formation of a long-term partnership with M&M/Mars to market a new line of ice cream products featuring M&M/Mars leading candy brands. These products are being manufactured and distributed by the Company under the terms of the joint venture agreement. This relationship is consistent with the Company's strategy to expand its portfolio of brands and products to reach consumers across the entire ice cream category.

     The Company intends to continue to pursue the benefits of the Grand Plan through four long-term initiatives. These initiatives are as follows: 1) growth in share and sales in the premium ice cream business; 2) expansion of the Company's new, higher-margin superpremium ice cream brands; 3) accelerated development of the Company's business in a wider number of retail channels, especially mass-merchandisers, convenience stores, and foodservice outlets; and
4) a focus on improved productivity through a reduction in Total Delivered Costs, meaning the per-unit costs of manufacturing, selling and distribution, and support activities.

     For additional information see the discussions set forth under the captions "Revision of Ben & Jerry's Distribution Agreement" and "Restructuring Program and Other Actions" in "Management's Discussion and Analysis" of the Company's 1999 Annual Report to Stockholders and which are incorporated herein by reference.

     Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery system to distribute the Company's products directly to the retail ice cream cabinet by either the Company's own personnel or independent distributors who primarily distribute the Company's products. This store level distribution allows service to be tailored to the needs of each store. Dreyer's believes this service ensures proper product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company's products are sold. Under the Strategic Plan, the Company's distribution network has been significantly expanded to where the Company's products are available to retail outlets serving approximately 88 percent of the households in the United States. This distribution system is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

     The distribution network in the West now includes 12 distribution centers operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego, Seattle and Denver. On February 9, 2000, the Company purchased the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc., the parent of Sunbelt Distributors, Inc., the Company's independent distributor in Texas. The Company also has independent distributors handling the Company's products in various areas of the thirteen western states, the Far East and South America.

     Distribution in the remainder of the United States is under the Edy's brand name with most of the distribution handled through 18 Company-owned distribution centers, including centers in the New York/ New Jersey metropolitan area, Chicago, the Washington/Baltimore metropolitan area, Atlanta, Tampa and Kansas City. The Company also has independent distributors handling the Company's products in certain market areas east of the Rocky Mountains.

     Taken together, independent distributors accounted for approximately 19 percent of the Company's consolidated sales in 1999. The Company's agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     Each distributor, whether Company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

     Three customers, Albertson's, Inc., Kroger Co., and Safeway, Inc., each accounted for ten percent or more of 1999 sales. The Company's export sales were about one percent of 1999 sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

MANUFACTURING

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. The Company also has manufacturing agreements with four different companies to produce a portion of its novelty products. During 1999, approximately 3,000,000 cases (55 percent of total novelty production) of Dreyer's and Edy's Ice Cream Bars and Fruit Bars were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 1999, the Company manufactured approximately 13,000,000 gallons of product under these agreements. Total production, including both company brands and other manufacturers' brands was approximately 113,000,000 gallons during 1999.

     The largest component of the Company's cost of production is raw materials, principally dairy products and sugar. Historically, the Company has been able to compensate for increases in the price level of these commodities through manufacturing and distribution operating efficiencies. However, during 1998, unusually high dairy raw materials costs negatively impacted gross profit by $22,000,000 as compared to 1997. During 1999, dairy raw material costs declined which favorably impacted gross profit by approximately $15,000,000 as compared to 1998.

     Other cost increases such as labor and general administrative costs have been offset by productivity gains and other operating efficiencies.

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

COMPETITION

     The Company's manufactured products compete on the basis of brand image, quality, breadth of flavor selection and price. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat and reduced sugar ice cream products generally require technologically-sophisticated formulations and production in comparison to standard or "regular" ice cream products.

     Much of the Company's competition comes from the "private label" brands produced by or for the major supermarket chains. These brands generally sell at prices below those charged by the Company for its products. Because these brands are owned by the retailer, they often receive preferential treatment when the retailers allocate available freezer space. The Company's competition also includes premium and superpremium ice creams produced by other ice cream manufacturers, some of whom are owned by parent companies much larger than Dreyer's.

EMPLOYEES

     On December 25, 1999, the Company had approximately 3,700 employees. The Company's Union City manufacturing and distribution employees are represented by the Teamsters Local 853, whose contract with the Company expires between December 2000 and September 2003 for different types of employees, and by the International Union of Operating Engineers, Stationary Local No. 39, whose contract with the Company expires in August 2001. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expires in August 2000. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expires in December 2000. The Company has never experienced a strike by any of its employees.

ITEM 2. PROPERTIES.

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 60,000 square feet of manufacturing and dry storage space, 40,000 square feet of cold storage warehouse space and 15,000 square feet of office space. The plant has estimated capacity of 51,000,000 gallons per year. During 1999, the facility produced approximately 19,000,000 gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 76,000 square feet of manufacturing and dry storage space, 25,000 square feet of cold storage space and 19,000 square feet of office space. The lease on this property, including renewal options, expires in 2022. The plant has estimated capacity of 32,000,000 gallons per year. During 1999, the facility produced approximately 18,000,000 gallons of ice cream and related products.

     The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 52,000 square feet of cold and dry storage warehouse space and 13,000 square feet of office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 74,000 square feet of manufacturing and storage space and 16,000 square feet of office space. An additional warehouse on land adjacent to the Fort Wayne manufacturing facility has cold storage space of 109,000 square feet. The plant has estimated capacity of 64,000,000 gallons per year. During 1999, the facility produced approximately 53,000,000 gallons of ice cream and related products. The Company's original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company's obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 68,000 square feet of manufacturing and dry storage space, 46,000 square feet of cold storage warehouse space and 20,000 square feet of office space. The plant has estimated capacity of 36,000,000 gallons per year. During 1999, this facility produced approximately 17,000,000 gallons of ice cream and related products. As a result of the restructuring program, the Company will realize substantially lower production volumes over the remaining useful life of its Houston, Texas manufacturing plant than originally contemplated. However, the Company anticipates that the production levels at the Texas manufacturing plant may increase for the next two or three years to 21,000,000 gallons pending the addition of more manufacturing capacity in the eastern half of the United States. Despite these short-term increases, the Company projects that production at the Texas manufacturing plant will remain below the volume originally contemplated. For additional information see the discussion set forth under the caption "Restructuring Program and Other Actions" in "Management's Discussion and Analysis" of the Company's 1999 Annual Report to Stockholders which is incorporated herein by reference.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 12,000 square feet of manufacturing and dry storage space, 13,000 square feet of cold storage space and 1,000 square feet of office space. Another 11,000 square feet of cold storage space and 4,000 square feet of office space is leased. The plant has estimated capacity of 12,000,000 gallons per year. During 1999, the facility produced approximately 6,000,000 gallons of ice cream and related products.

     The estimated plant productive capacities discussed above will be heavily influenced by seasonal demand fluctuations, internal or external inventory storage availability and costs, and the type of product or package produced.

     The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant.

     The Company leases or rents various local distribution and office facilities with leases expiring through the year 2022, including options to renew, except for one that has 88 years remaining under the lease.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages are as follows:

                   NAME                                      POSITION                     AGE
                   ----                                      --------                     ---
T. Gary Rogers............................  Chairman of the Board and Chief Executive     57
                                            Officer
William F. Cronk, III.....................  President                                     57
Edmund R. Manwell.........................  Secretary                                     57
Thomas M. Delaplane.......................  Vice President -- Sales                       55
J. Tyler Johnston.........................  Vice President -- Marketing                   46
Timothy F. Kahn...........................  Vice President -- Finance and                 46
                                            Administration and Chief Financial Officer
William R. Oldenburg......................  Vice President -- Operations                  53

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

     Mr. Manwell has served as Secretary of the Company since its incorporation and as a director of the Company since April 1981. Since March 1982, Mr. Manwell has been a partner in the law firm of Manwell & Milton, counsel to the Company.

     Mr. Delaplane has served as Vice President -- Sales of the Company since May 1987.

     Mr. Johnston has served as Vice President -- Marketing of the Company since March 1996. From September 1995 to March 1996, he served as Vice
President -- New Business of the Company. From May 1988 to August 1995, he served as the Company's Director of Marketing.

     Mr. Kahn has served as Vice President -- Finance and Administration and Chief Financial Officer of the Company since March 1998. In 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., which included Pizza Hut Restaurants.

     Mr. Oldenburg has served as Vice President -- Operations of the Company since September 1986.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth in Note 16 under the caption "Price Range Per Common Share (NASDAQ)" of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference. The bid and asked quotations for the Company's Common Stock are as reported by NASDAQ.

     On March 17, 2000, the number of holders of record of the Company's common stock was approximately 5,680.

     On November 18, 1997, the Company issued shares of common stock to holders of record on October 30, 1997 to effect a two-for-one common stock split. Unless otherwise indicated, all share information appearing in this report has been restated to reflect this stock split on a retroactive basis.

     The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of 1999 and 1998. On February 23, 2000, the Board of Directors, subject to compliance with law, contractual restrictions and future review of the condition of the Company, declared its intention to issue regular quarterly dividends of $.03 per share of common stock for each quarter of 2000. Also on February 23, 2000, the Board of Directors declared a dividend of $.03 per share of common stock for the first quarter of 2000 for stockholders of record on March 24, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption "Five-Year Summary of Significant Financial Data" of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth under the caption "Market Risk" in "Management's Discussion and Analysis" of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 15, 2000 of the Company's 1999 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Board of Directors -- Nominees for Director," "Board of Directors -- Continuing Directors," "Security Ownership of Certain Beneficial Owners and Management --
Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Matters Submitted to a Vote of Stockholders -- Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission on or before April 23, 2000, and the information contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Executive Compensation" and "Board of Directors -- Remuneration of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission on or before April 23, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission on or before April 23, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" and "Executive Compensation -- Other Relationships" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission on or before April 23, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

     The following documents are filed as part of this report:

          1. Financial Statements:

                                                               PAGE(S) IN
                                                             ANNUAL REPORT*
                                                             --------------
Consolidated Statement of Operations for each of the three
  years in the period ended December 25, 1999..............         18
Consolidated Balance Sheet at December 25, 1999 and
  December 26, 1998........................................         19
Consolidated Statement of Changes in Stockholders' Equity
  for each of the three years in the period ended December
  25, 1999.................................................         20
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 25, 1999..............         21
Notes to Consolidated Financial Statements.................      22-35
Report of Independent Accountants..........................         36

          2. Financial Statement Schedule:

                                                                PAGE(S)
                                                                -------
Report of Independent Accountants on Financial Statement
  Schedule for each of the three years in the period ended
  December 25, 1999........................................         20
Schedule II. Valuation and Qualifying Accounts.............         21

---------------

* Incorporated by reference to the indicated pages of the Company's 1999 Annual Report to Stockholders.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of any other 50 percent or less owned company have been omitted because the Company's proportionate share of income (loss) from continuing operations before income tax provision (benefit) and cumulative effect of change in accounting principle is less than 20 percent of the respective consolidated amounts, and the investment in and advances to any such company are less than 20 percent of consolidated total assets.

          3. List of Management Compensation Agreements required to be filed as an exhibit to this form pursuant to Item 14 (c):

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

         (iii) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992) referenced in Exhibit 10.16 herein.

         (iv) Dreyer's Grand Ice Cream, Inc. Incentive Bonus Plan referenced in
              Exhibit 10.19 herein.

         (v) Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993) referenced in Exhibit 10.20 herein.

         (vi) Dreyer's Grand Ice Cream, Inc. Income Swap Plan referenced in
              Exhibit 10.21 herein.

(b) REPORTS ON FORM 8-K:

     Not applicable.

(c) EXHIBITS:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Securities Purchase Agreement dated June 24, 1993 by and
          among Dreyer's Grand Ice Cream, Inc., Trustees of General
          Electric Pension Trust, GE Investment Private Placement
          Partners, I and General Electric Capital Corporation
          (Exhibit 2.1(11)).
 2.2      Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 2.1(14)).
 2.3      Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer's Grand Ice Cream, Inc. and Nestle
          Holdings, Inc. (Exhibit 2.1(15)).
 2.4      First Amendment to Stock and Warrant Purchase Agreement
          dated as of June 14, 1994 by and between Dreyer's Grand Ice
          Cream, Inc. and Nestle Holdings, Inc., amending Exhibit 2.3
          (Exhibit 2.1(16)).
 2.5      Second Amendment to Securities Purchase Agreement dated July
          28, 1995 and effective as of June 1, 1995 by and among
          Dreyer's Grand Ice Cream, Inc., Trustees of General Electric
          Pension Trust, GE Investment Private Placement Partners, I
          and General Electric Capital Corporation, amending Exhibit
          2.1 (Exhibit 10.2(18)).
 2.6      Third Amendment to Securities Purchase Agreement dated
          October 30, 1995 and effective as of September 30, 1995 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 10.1(19)).
 2.7      Amended and Restated Fourth Amendment to Securities Purchase
          Agreement dated March 12, 1996 and effective as of October
          1, 1995 by and among Dreyer's Grand Ice Cream, Inc.,
          Trustees of General Electric Pension Trust, GE Investment
          Private Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 2.1 (Exhibit 2.8(20)).
 3.1      Certificate of Incorporation of Dreyer's Grand Ice Cream,
          Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications,
          Limitations and Restrictions of such series of Preferred
          Stock and the Certificate of Designation of Series B
          Convertible Preferred Stock, as amended, setting forth the
          Powers, Preferences, Rights, Qualifications, Limitations and
          Restrictions of such series of Preferred Stock (Exhibit
          3.1(16)).
 3.2      Certificate of Designation, Preferences and Rights of Series
          A Participating Preference Stock (Exhibit 3.2(17)).
 3.3      By-laws of Dreyer's Grand Ice Cream, Inc., as last amended
          May 2, 1994 (Exhibit 3.2(16)).
 4.1      Amended and Restated Rights Agreement dated March 4, 1991
          between Dreyer's Grand Ice Cream, Inc. and Bank of America,
          NT & SA (Exhibit 10.1(6)).
 4.2      Registration Rights Agreement dated as of June 30, 1993
          among Dreyer's Grand Ice Cream, Inc., Trustees of General
          Electric Pension Trust, and GE Investment Private Placement
          Partners, I and General Electric Capital Corporation
          (Exhibit 4.1(12)).
 4.3      Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer's Grand Ice Cream, Inc., Trustees of
          General Electric Pension Trust, GE Investment Private
          Placement Partners, I and General Electric Capital
          Corporation, amending Exhibit 4.2 (Exhibit 4.1(14)).
 4.4      First Amendment to Amended and Restated Rights Agreement
          dated as of June 14, 1994 between Dreyer's Grand Ice Cream,
          Inc. and First Interstate Bank of California (as successor
          Rights Agent to Bank of America NT & SA), amending Exhibit
          4.1 (Exhibit 4.1(16)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.5      Registration Rights Agreement dated as of June 14, 1994
          between Dreyer's Grand Ice Cream, Inc. and Nestle Holdings,
          Inc. (Exhibit 4.2(16)).
 4.6      Warrant Agreement dated as of June 14, 1994 between Dreyer's
          Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit
          4.3(16)).
 4.7      Second Amendment to Amended and Restated Rights Agreement
          dated March 17, 1997 between Dreyer's Grand Ice Cream, Inc.
          and ChaseMellon Shareholder Services, LLC, as Rights Agent,
          amending Exhibit 4.1 (Exhibit 10.1 (24)).
 4.8      Third Amendment to Amended and Restated Rights Agreement
          dated May 15, 1997 between Dreyer's Grand Ice Cream, Inc.
          and ChaseMellon Shareholder Services, LLC, as Rights Agent,
          amending Exhibit 4.1 (Exhibit 10.1 (25)).
10.1      Agreement dated September 18, 1978 between Dreyer's Grand
          Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(1)).
10.2      Agreement and Lease dated as of January 1, 1982 and
          Amendment to Agreement and Lease dated as of January 27,
          1982 between Jack and Tillie Marantz and Dreyer's Grand Ice
          Cream, Inc., as amended (Exhibit 10.2(17)).
10.3      Dreyer's Grand Ice Cream, Inc. Incentive Stock Option Plan
          (1982), as amended. (Exhibit 10.6(13)).
10.4      Loan Agreement between Edy's and City of Fort Wayne, Indiana dated September 1, 1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security Agreement, Pledge
          and Security Agreement and General Continuing Guaranty of
          Dreyer's Grand Ice Cream, Inc. (Exhibit 10.33(2)).
10.5      Distribution Agreement between Dreyer's Grand Ice Cream,
          Inc. and Ben & Jerry's Homemade, Inc. dated January 6, 1987
          (Exhibit 10.1(3)).
10.6      Amendment and Waiver dated July 17, 1987 between Dreyer's
          Grand Ice Cream, Inc. and Security Pacific National Bank,
          amending the General Continuing Guaranty referenced in
          Exhibit 10.4 (Exhibit 10.44(7)).
10.7      Amendment and Waiver dated December 24, 1987 between
          Dreyer's Grand Ice Cream, Inc. and Security Pacific National
          Bank, amending the General Continuing Guaranty referenced in
          Exhibit 10.4 (Exhibit 10.45(7)).
10.8      Agreement for Amendments to Distribution Agreement dated as of January 20, 1989 among Dreyer's Grand Ice Cream, Inc.,
          Edy's Grand Ice Cream, Edy's of New York, Inc., and Ben &
          Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46
          (4)).
10.9      Amendment to the Distribution Agreement dated as of April
          11, 1989 by and among Dreyer's Grand Ice Cream, Inc., Edy's
          Grand Ice Cream, Edy's of New York, Inc., and Ben & Jerry's
          Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.46(5)).
10.10     Form of Indemnification Agreement between Dreyer's Grand Ice
          Cream, Inc. and each officer and director of Dreyer's Grand
          Ice Cream, Inc. (Exhibit 10.47(4)).
10.11     Assignment of Lease dated as of March 31, 1989 among
          Dreyer's Grand Ice Cream, Inc., Smithway Associates, Inc.
          and Wilsey Foods, Inc. (Exhibit 10.52(5)).
10.12     Amendment of Lease dated as of March 31, 1989 between
          Dreyer's Grand Ice Cream, Inc. and Smithway Associates,
          Inc., as amended by letter dated April 17, 1989 between
          Dreyer's Grand Ice Cream, Inc. and Wilsey Foods, Inc.,
          amending Exhibit 10.11 (Exhibit 10.53(5)).
10.13     Third Amendment to General Continuing Guaranty and Waiver
          dated January 29, 1991 between Dreyer's Grand Ice Cream,
          Inc. and Security PacificNational Bank, amending the General
          Continuing Guaranty referenced in Exhibit 10.4 (Exhibit
          10.46(7)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     $25,000,000 9.3% Senior Notes: Form of Note Agreement dated as of March 15, 1991, and executed on April 12, 1991 between
          Dreyer's Grand Ice Cream, Inc. and each of Massachusetts
          Mutual Life Insurance Company, Massachusetts Mutual Life
          Pension Insurance Company, Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (Exhibit 19.1(8)).
10.15     Second Amendment to Distribution Agreement dated as of
          August 31, 1992 between Dreyer's Grand Ice Cream, Inc. and
          Ben & Jerry's Homemade, Inc., amending Exhibit 10.5 (Exhibit
          19.6(9)).
10.16     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1992)
          (Exhibit 10.35(13)).
10.17     Agreement of Amendment and Waiver, dated as of September 30,
          1992, between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders") regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 19.5(9)).
10.18     Second Amendment to Note Agreements dated as of September
          30, 1992, between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders") regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.58(10)).
10.19     Description of Dreyer's Grand Ice Cream, Inc. Incentive
          Bonus Plan (Exhibit 10.57(10)).
10.20     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as
          amended.
10.21     Dreyer's Grand Ice Cream, Inc. Income Swap Plan (Exhibit
          10.38(13)).
10.22     Amendment to Distribution Agreement dated April 18, 1994,
          and Letter Agreement modifying such Amendment to
          Distribution Agreement dated April 18, 1994 between Dreyer's
          Grand Ice Cream, Inc. and Ben & Jerry's Homemade, Inc.,
          amending Exhibit 10.5 (Exhibit 10.3(14)).
10.23     Amendment to Distribution Agreement dated December 12, 1994 between Dreyer's Grand Ice Cream, Inc. and Ben & Jerry's
          Homemade, Inc., amending Exhibit 10.5 (Exhibit 10.27(17)).
10.24     Third Amendment to Note Agreement dated as of June 5, 1995 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.3(18)).
10.25     Letter Agreement dated August 4, 1995 between Dreyer's Grand
          Ice Cream, Inc. and Smithway Associates, Inc., amending
          Exhibits 10.2 and 10.11 (Exhibit 10.29(20)).
10.26     Credit Agreement dated as of December 22, 1995 among
          Dreyer's Grand Ice Cream, Inc., Bank of America NT & SA (as
          a Bank and as Agent), ABN AMRO Bank N.V. (as a Bank and as
          Co-Agent), Credit Suisse and The Bank of California (Exhibit
          10.30(20)).
10.27     Participation Agreement dated March 29, 1996 among Dreyer's
          Grand Ice Cream, Inc., Edy's Grand Ice Cream, BA Leasing &
          Capital Corporation (as Agent and as a Participant), ABN
          AMRO Bank N.V. and Credit Suisse (Exhibit 10.2(21)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.28     First Amendment to Credit Agreement dated April 15, 1996
          among Dreyer's Grand Ice Cream, Inc., Bank of America, NT &
          SA (as Agent and as a Bank), ABN AMRO Bank N.V. (as Co-Agent
          and as a Bank), Credit Suisse and Union Bank of California,
          NA, amending Exhibit 10.26 (Exhibit 10.1(21)).
10.29     April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer's Grand Ice Cream, Inc. and Smithway
          Associates, Inc., amending Exhibits 10.2 and 10.11 (Exhibit
          10.29(23)).
10.30     Letter Agreement dated April 23, 1996 between Dreyer's Grand
          Ice Cream, Inc. and Smithway Associates, Inc., amending
          Exhibits 10.2 and 10.11 (Exhibit 10.30(23)).
10.31     $15,000,000 7.86% Series A Senior Notes Due 2002,
          $15,000,000 8.06% Series B Senior Notes Due 2006 and
          $20,000,000 8.34% Series C Senior Notes Due 2008: Form of
          Note Agreement dated as of June 6, 1996 between Dreyer's
          Grand Ice Cream, Inc. and each of The Prudential Insurance
          Company of America, Pruco Life Insurance Company, and
          Transamerica Life Insurance and Annuity Company (Exhibit
          10.1(22)).
10.32     Fourth Amendment to Note Agreement dated as of June 10, 1997 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company,
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14 (Exhibit 10.1(26)).
10.33     Second Amendment to Credit Agreement dated as of December
          26, 1997 among Dreyer's Grand Ice Cream, Inc., Bank of
          America, NT & SA (as Agent and as a Bank), ABN AMRO Bank
          N.V. (as Co-Agent and as a Bank), Credit Suisse First Boston
          and Union Bank of California, NA, amending Exhibit 10.26.
          (Exhibit 10.33(27)).
10.34     Amended and Restated Credit Agreement dated as of March 27,
          1998 by and among Dreyer's Grand Ice Cream, Inc., Bank of
          America National Trust and Savings Association, as one of
          the Banks and as Agent, ABN AMRO Bank N.V., as one of the
          Banks and as Co-Agent, Credit Suisse First Boston and Union
          Bank of California, N.A. (Exhibit 10.1(28)).
10.35     First Amendment to Amended and Restated Credit Agreement
          dated as of November 3, 1998 and effective as of September
          25, 1998, among Dreyer's Grand Ice Cream, Inc. and Bank of
          America National Trust and Savings Association, as a Bank
          and as Agent, ABN AMRO Bank N.V., San Francisco
          International Branch as a Bank and as Co-Agent, Credit
          Suisse First Boston and Union Bank of California, N.A.
          (collectively the "Banks"), amending the Amended and
          Restated Credit Agreement dated as of March 27, 1998 among
          Dreyer's Grand Ice Cream, Inc. and the Banks. (Exhibit
          10.1(29)).
10.36     Fourth Amendment to General Continuing Guaranty and Waiver
          dated November 12, 1998, between Dreyer's Grand Ice Cream,
          Inc. and Bank of America National Trust and Savings
          Association, amending the General Continuing Guaranty
          referenced in Exhibit 10.4. (Exhibit 10.36 (30)).
10.37     First Amendment dated as of November 17, 1998 to Note
          Purchase Agreements dated as of June 6, 1996 between
          Dreyer's Grand Ice Cream, Inc. and each of The Prudential
          Insurance Company of America, Pruco Life Insurance Company,
          and Transamerica Life Insurance and Annuity Company amending
          Exhibit 10.31. (Exhibit 10.37 (30)).
10.38     First Amendment to Participation Agreement dated December
          21, 1998 among Dreyer's Grand Ice Cream, Inc., Edy's Grand
          Ice Cream, BA Leasing & Capital Corporation (as Agent and as
          a Participant), ABN AMRO Bank N.V. and Credit Suisse First
          Boston (formerly Credit Suisse) amending Exhibit 10.27.
          (Exhibit 10.38 (30)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.39     Letter Amendment Agreement dated as of January 11, 1999 to that certain Distribution Agreement between Ben & Jerry's
          Homemade, Inc., and Dreyer's Grand Ice Cream, Inc. and
          certain of its subsidiaries, amending Exhibit 10.5. (*)
          (Exhibit 10.39 (30)).
10.40     New Distribution Agreement between Dreyer's Grand Ice Cream,
          Inc. and Ben & Jerry's Homemade, Inc. dated as of January
          11, 1999 and related Addendum dated as of January 11, 1999.
          (*) (Exhibit 10.40 (30)).
10.41     Secured Promissory Notes dated October 5, 1998 and December
          11, 1998 in the principal sums of $95,000 and $186,000,
          respectively, with Thomas M. Delaplane as Maker and Dreyer's
          Grand Ice Cream, Inc. as Payee, and related Pledge Agreement dated October 5, 1998 by and between Thomas Miller
          Delaplane, as Trustee of the Delaplane Family Trust UAD
          6/22/95 and Dreyer's Grand Ice Cream, Inc. (Exhibit 10.41
          (30)).
10.42     Fifth Amendment to Note Agreement dated as of December 25,
          1998 between Dreyer's Grand Ice Cream, Inc. and each of
          Massachusetts Mutual Life Insurance Company, MML Pension
          Insurance Company, the Connecticut Mutual Life Insurance
          Company, the Equitable Life Assurance Society of the United
          States, and Transamerica Occidental Life Insurance Company,
          (together, the "Lenders"), regarding the Note Agreements
          dated as of March 15, 1991 between Dreyer's Grand Ice Cream,
          Inc. and each of the Lenders, which Note Agreements are
          referenced in Exhibit 10.14. (Exhibit 10.1 (31)).
13        Those portions of the Dreyer's Grand Ice Cream, Inc. 1999
          Annual Report to Stockholders which are incorporated by
          reference into this Annual Report on Form 10-K.
21        Subsidiaries of Registrant.
23        Consent of Independent Accountants.
27.1      Financial Data Schedule for the year ended December 25,
          1999.
27.2      Restated Financial Data Schedule for the 39-week period
          ended September 25, 1999.
27.3      Restated Financial Data Schedule for the 26-week period
          ended June 26, 1999.
27.4      Restated Financial Data Schedule for the 13-week period
          ended March 27, 1999.
27.5      Restated Financial Data Schedule for the year ended December
          26, 1998.
27.6      Restated Financial Data Schedule for the 39-week period
          ended September 26, 1998.
27.7      Restated Financial Data Schedule for the 26-week period
          ended June 27, 1998.
27.8      Restated Financial Data Schedule for the 13-week period
          ended March 28, 1998.
27.9      Restated Financial Data Schedule for the year ended December
          27, 1997.

 (*) Confidential treatment requested and granted as to certain portions of these exhibits. The term "confidential treatment" and the mark "*" used throughout the indicated exhibits means that material has been omitted and separately filed with the Commission.
---------------

 (1) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

 (2) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 28, 1985 filed under Commission File No. 0-10259 on March 28, 1986 and April 14, 1986, respectively.

 (3) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on January 23, 1987.

 (4) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988 filed under Commission File No. 0-10259 on March 31, 1989.

 (5) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1989 filed under Commission File No. 0-10259 on March 30, 1990.

 (6) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K filed under Commission File No. 0-10259 on March 20, 1991.

 (7) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 29, 1990 filed under Commission File No. 0-10259 on March 29, 1991.

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

(10) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 26, 1992 filed under Commission File No. 0-10259 on March 26, 1993.

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

(13) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 25, 1993 filed under Commission File No. 0-14190 on March 25, 1994.

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

(17) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 filed under Commission File No. 0-14190 on March 30, 1995.

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

(20) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1995 filed under Commission File No. 0-14190 on March 29, 1996.

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

(23) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 28, 1996 filed under Commission File No. 0-14190 on March 28, 1997.

(24) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Current Report on Form 8-K/A filed under Commission File No. 0-14190 on March 21, 1997.

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

(27) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 27, 1997 filed under Commission File No. 0-14190 on March 26, 1998.

(28) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998 filed under Commission File No. 0-14190 on May 12, 1998.

(29) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998 filed under Commission File No. 0-14190 on November 10, 1998.

(30) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Annual Report on Form 10-K for the year ended December 26, 1998 filed under Commission File No. 0-14190 on March 26, 1999.

(31) Incorporated by reference to the designated exhibit to Dreyer's Grand Ice Cream, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 1999 filed under Commission File No. 0-14190 on May 10, 1999.

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

Date: March 23, 2000

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
            /s/ T. GARY ROGERS              Chairman of the Board and Chief Executive  March 23, 2000
------------------------------------------            Officer and Director
             (T. Gary Rogers)                     (Principal Executive Officer)

        /s/ WILLIAM F. CRONK, III                    President and Director            March 23, 2000
------------------------------------------
         (William F. Cronk, III)

          /s/ EDMUND R. MANWELL                      Secretary and Director            March 23, 2000
------------------------------------------
           (Edmund R. Manwell)

           /s/ TIMOTHY F. KAHN                    Vice President -- Finance and        March 23, 2000
------------------------------------------     Administration and Chief Financial
            (Timothy F. Kahn)                                Officer
                                                  (Principal Financial Officer)

          /s/ JEFFREY P. PORTER                       Corporate Controller             March 23, 2000
------------------------------------------       (Principal Accounting Officer)
           (Jeffrey P. Porter)

             /s/ JAN L. BOOTH                               Director                   March 23, 2000
------------------------------------------
              (Jan L. Booth)

           /s/ ROBERT A. HELMAN                             Director                   March 23, 2000
------------------------------------------
            (Robert A. Helman)

                                                            Director                   March 23, 2000
------------------------------------------
           (M. Steven Langman)

            /s/ JOHN W. LARSON                              Director                   March 23, 2000
------------------------------------------
             (John W. Larson)

           /s/ JACK O. PEIFFER                              Director                   March 23, 2000
------------------------------------------
            (Jack O. Peiffer)

          /s/ TIMOTHY P. SMUCKER                            Director                   March 23, 2000
------------------------------------------
           (Timothy P. Smucker)

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Not applicable.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Dreyer's Grand Ice Cream, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 15, 2000 appearing in the 1999 Annual Report to Stockholders of Dreyer's Grand Ice Cream, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------
PRICEWATERHOUSECOOPERS LLP
San Francisco, California
February 15, 2000

                                                                     SCHEDULE II

                         DREYER'S GRAND ICE CREAM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                       (TABLE AND FOOTNOTES IN THOUSANDS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                      END
                  DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                  -----------                     ----------    ----------    ----------    ----------
Fiscal year ended December 27, 1997:
  Allowance for doubtful accounts...............   $   755       $ 1,463        $1,508(1)    $   710
  Accumulated amortization of goodwill and
     distribution rights........................    16,616         3,201            --        19,817
  Accumulated amortization of other assets......     4,998           923            --         5,921
                                                   -------       -------        ------       -------
                                                   $22,369       $ 5,587        $1,508       $26,448
                                                   =======       =======        ======       =======
Fiscal year ended December 26, 1998:
  Allowance for doubtful accounts...............   $   710       $ 6,498(3)     $1,498(1)    $ 5,710(3)
  Accumulated amortization of goodwill and
     distribution rights........................    19,817        12,603         2,208(4)     30,212
  Accumulated amortization of other assets......     5,921         1,001         1,061(2)      5,861
                                                   -------       -------        ------       -------
                                                   $26,448       $20,102        $4,767       $41,783
                                                   =======       =======        ======       =======
Fiscal year ended December 25, 1999:
  Allowance for doubtful accounts...............   $ 5,710(3)    $   857        $  852(1)    $ 5,715(3)
  Accumulated amortization of goodwill and
     distribution rights........................    30,212         2,534            --        32,746
  Accumulated amortization of other assets......     5,861         1,374         1,198(2)      6,037
                                                   -------       -------        ------       -------
                                                   $41,783       $ 4,765        $2,050       $44,498
                                                   =======       =======        ======       =======

---------------

(1) Write-off of receivables considered uncollectible.

(2) Removal of fully-amortized assets.

(3) Includes a bad debt allowance of $5,000 for trade accounts receivable from an independent distributor in Texas.

(4) Includes a $2,208 impairment of goodwill and distribution rights related to the restructuring program and other actions.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.20     Dreyer's Grand Ice Cream, Inc. Stock Option Plan (1993), as
          amended.
13        Those portions of the Dreyer's Grand Ice Cream, Inc. 1999
          Annual Report to Stockholders which are incorporated by
          reference in this Annual Report on Form 10-K.
21        Subsidiaries of Registrant.
23        Consent of Independent Accountants.
27.1      Financial Data Schedule for the year ended December 25,
          1999.
27.2      Restated Financial Data Schedule for the 39-week period
          ended September 25, 1999.
27.3      Restated Financial Data Schedule for the 26-week period
          ended June 26, 1999.
27.4      Restated Financial Data Schedule for the 13-week period
          ended March 27, 1999.
27.5      Restated Financial Data Schedule for the year ended December
          26, 1998.
27.6      Restated Financial Data Schedule for the 39-week period
          ended September 26, 1998.
27.7      Restated Financial Data Schedule for the 26-week period
          ended June 27, 1998.
27.8      Restated Financial Data Schedule for the 13-week period
          ended March 28, 1998.
27.9      Restated Financial Data Schedule for the year ended December
          27, 1997.