Form 10-Q
period 2000-03-25
DREYERS GRAND ICE CREAM INC
filed 2000-05-09
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 25, 2000

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

                                                   Shares Outstanding
                                                       May 7, 2000
                                                   ------------------
      Common stock, $1 par value                       28,107,000

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                       Mar. 25, 2000      Dec. 25, 1999
                                                                                       -------------      -------------
                                                                                        (Unaudited)
($ in thousands, except per share amounts)
Assets
Current Assets:
      Cash and cash equivalents                                                           $   3,194          $   3,158
      Trade accounts receivable, net of allowance for doubtful accounts of
         $916 in 2000 and $5,715 in 1999                                                     96,008             79,251
      Other accounts receivable                                                              20,774             13,528
      Inventories                                                                            63,524             54,669
      Deferred income taxes                                                                  11,512             11,586
      Prepaid expenses and other                                                              7,704              6,621
                                                                                          ---------          ---------
      Total current assets                                                                  202,716            168,813

Property, plant and equipment, net                                                          196,673            197,392
Goodwill and distribution rights, net                                                        77,807             65,692
Other assets                                                                                  2,700              7,347
                                                                                          ---------          ---------
Total assets                                                                              $ 479,896          $ 439,244
                                                                                          =========          =========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                             $ 114,261          $  88,845
     Accrued payroll and employee benefits                                                   11,529             29,913
     Current portion of long-term debt                                                      106,091             18,721
                                                                                          ---------          ---------
     Total current liabilities                                                              231,881            137,479

Long-term debt, less current portion                                                         46,714            104,257
Deferred income taxes                                                                        24,211             23,736
                                                                                          ---------          ---------
Total liabilities                                                                           302,806            265,472
                                                                                          ---------          ---------

Commitments and contingencies

Redeemable convertible preferred stock, $1 par value -  1,008,000 shares authorized;
    1,008,000 shares issued and outstanding in 2000 and 1999                                100,184            100,078
                                                                                          ---------          ---------
Stockholders' Equity:
     Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 2000 and 1999
     Common stock, $1 par value - 60,000,000 shares authorized; 28,097,000 shares and 27,871,000 shares issued and outstanding in 2000 and 1999,
           respectively                                                                      28,097             27,871
     Capital in excess of par                                                                55,998             53,172
     Notes receivable from stockholders                                                      (3,883)            (2,501)
     Accumulated deficit                                                                     (3,306)            (4,848)
                                                                                          ---------          ---------
Total stockholders' equity                                                                   76,906             73,694
                                                                                          ---------          ---------
Total liabilities and stockholders' equity                                                $ 479,896          $ 439,244
                                                                                          =========          =========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                          Thirteen Weeks Ended
                                                                                    --------------------------------
                                                                                    Mar. 25, 2000      Mar. 27, 1999
                                                                                    -------------      -------------
($ in thousands, except per share amounts)
Revenues:
     Sales                                                                            $ 240,419          $ 228,386
     Other income                                                                         1,328                152
                                                                                      ---------          ---------
                                                                                        241,747            228,538
                                                                                      ---------          ---------
Costs and expenses:
     Cost of goods sold                                                                 183,204            187,921
     Selling, general and administrative                                                 51,578             42,868
     Interest, net of amounts capitalized                                                 2,658              3,120
                                                                                      ---------          ---------
                                                                                        237,440            233,909
                                                                                      ---------          ---------
Income (loss) before income tax provision (benefit) and cumulative effect of
   change in accounting principle                                                         4,307             (5,371)

Income tax provision (benefit)                                                            1,641             (2,036)
                                                                                      ---------          ---------
Income (loss) before cumulative effect of change in accounting principle                  2,666             (3,335)

Cumulative effect of change in accounting principle                                                            595
                                                                                      ---------          ---------
Net income (loss)                                                                         2,666             (3,930)

Accretion of preferred stock to redemption value                                            106                106
Preferred stock dividends                                                                   174                174
                                                                                      ---------          ---------
Net income (loss) available to common stockholders                                    $   2,386          $  (4,210)
                                                                                      =========          =========


Per common share-basic:
     Income (loss) available to common stockholders before cumulative effect
       of change in accounting principle                                              $     .09          $    (.13)
     Cumulative effect of change in accounting principle                                                      (.02)
                                                                                      ---------          ---------
     Net income (loss) available to common stockholders                               $     .09          $    (.15)
                                                                                      =========          =========
Per common share-diluted:
     Income (loss) available to common stockholders before cumulative effect
       of change in accounting principle                                              $     .08          $    (.13)
     Cumulative effect of change in accounting principle                                                      (.02)
                                                                                      ---------          ---------
     Net income (loss) available to common stockholders                               $     .08          $    (.15)
                                                                                      =========          =========


Dividends per common share                                                            $     .03          $     .03
                                                                                      =========          =========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                        Notes         Retained
                                                 Common Stock                         Receivable      Earnings
                                              --------------------     Capital in        From       (Accumulated
                                              Shares        Amount    Excess of Par  Stockholders      Deficit)     Total
                                              ------       -------    -------------  ------------   -------------  -------
(In thousands)
  Balances at December 26, 1998                27,312       $27,312       $46,722      $ (1,459)      $(11,401)    $61,174
      Net loss                                                                                          (3,930)     (3,930)
      Accretion of preferred stock to
        redemption value                                                                                  (106)       (106)
      Preferred stock dividends declared                                                                  (174)       (174)
      Common stock dividends declared                                                                     (826)       (826)
      Repurchases and retirements of
        common stock                               (9)           (9)         (127)                                    (136)
      Issuance of common stock under
        employee stock plans, net                 210           210         2,316        (1,488)                     1,038
                                               ------       -------       -------      --------       --------     -------
  Balances at March 27, 1999                   27,513       $27,513       $48,911      $ (2,947)      $(16,437)    $57,040
                                               ======       =======       =======      =========      =========    =======


  Balances at December 25, 1999                27,871       $27,871       $53,172      $ (2,501)      $ (4,848)    $73,694
      Net income                                                                                         2,666       2,666
      Accretion of preferred stock to
        redemption value                                                                                  (106)       (106)
      Preferred stock dividends declared                                                                  (174)       (174)
      Common stock dividends declared                                                                     (844)       (844)
      Repurchases and retirements of
        common stock                                                           (3)                                      (3)
      Issuance of common stock under
        employee stock plans, net                 226           226         2,829        (1,382)                     1,673
                                               ------       -------       -------      --------       --------     -------
  Balances at March 25, 2000                   28,097       $28,097       $55,998      $ (3,883)      $ (3,306)    $76,906
                                               ======       =======       =======      =========      =========    =======

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                              Thirteen Weeks Ended
                                                                                         -------------     -------------
                                                                                         Mar. 25, 2000     Mar. 27, 1999
                                                                                         -------------     -------------
(In thousands)
Cash flows from operating activities:
     Net income (loss)                                                                      $  2,666          $ (3,930)
     Adjustments to reconcile net income (loss) to cash from operations:
          Depreciation and amortization                                                        8,808             8,846
          Deferred income taxes                                                                  549            (2,435)
          Cumulative effect of change in accounting principle                                                      595
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                                    (16,244)           (9,267)
                Other accounts receivable                                                     (7,035)           10,119
                Inventories                                                                   (8,515)           (2,843)
                Prepaid expenses and other                                                    (1,006)              505
                Accounts payable and accrued liabilities                                      24,244            13,650
                Accrued payroll and employee benefits                                        (18,409)             (201)
                                                                                            --------          --------
                                                                                             (14,942)           15,039
                                                                                            --------          --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                             (4,994)           (5,384)
     Retirement of property, plant and equipment                                                 482               225
     Purchase of common stock of Cherokee Cream Company, Inc., net of cash acquired           (7,651)
     Decrease (increase) in other assets                                                        (746)              546
                                                                                            --------          --------
                                                                                             (12,909)           (4,613)
                                                                                            --------          --------
Cash flows from financing activities:
     Proceeds from long-term debt, net                                                        27,222
     Repayments of long-term debt, net                                                                          (9,342)
     Issuance of common stock under employee stock plans, net                                  1,673             1,038
     Repurchases and retirements of common stock                                                  (3)             (136)
     Cash dividends paid                                                                      (1,005)             (992)
                                                                                            --------          --------
                                                                                              27,887            (9,432)
                                                                                            --------          --------
Increase in cash and cash equivalents                                                             36               994
Cash and cash equivalents, beginning of period                                                 3,158             1,171
                                                                                            --------          --------
Cash and cash equivalents, end of period                                                    $  3,194          $  2,165
                                                                                            ========          ========


Supplemental cash flow information:
     Cash paid (refunded) during the period for:
                Interest (net of amounts capitalized)                                       $  1,648          $  2,375
                                                                                            ========          ========
                Income taxes (net of refunds)                                               $      2          $   (331)
                                                                                            ========          ========
Supplemental acquisition information:
     Fair value of assets acquired                                                          $ 19,052
     Cash paid for common stock                                                               (7,855)
                                                                                            --------
     Liabilities assumed                                                                    $ 11,197
                                                                                            ========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Operations and Financial Statement Presentation

Dreyer's Grand Ice Cream, Inc. and its subsidiaries (the Company) are engaged primarily in manufacturing and distributing premium and superpremium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

     The consolidated financial statements for the thirteen-week periods ended March 25, 2000 and March 27, 1999 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 1999, appearing in the Company's 1999 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.



NOTE 2 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 25, 2000 and December 25, 1999 consisted of the following:

                                               Mar. 25, 2000          Dec. 25, 1999
                                               -------------          -------------
(In thousands)
Raw materials                                     $ 7,534                $ 6,174
Finished goods                                     55,990                 48,495
                                                  -------                -------
                                                  $63,524                $54,669
                                                  =======                =======



NOTE 3 - Acquisition of Cherokee Cream Company, Inc.

On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee), the parent of Sunbelt Distributors, Inc. (Sunbelt), the leading independent direct-store-delivery ice cream distributor in Texas. The Company paid $7,855,000 in cash in this transaction which has been accounted for as a purchase. This purchase price includes $55,000 of direct transaction-related fees and expenses. The results of Cherokee are included in the Company's Consolidated Statement of Operations from the date of acquisition. In connection with this transaction, the Company recorded $12,853,000 of goodwill and distribution rights.

NOTE 4 - The 1998 Restructuring and Other Actions

During 1999, the restructuring and other actions were completed with the exception of the payment of $389,000 of remaining severance and related benefits. The following tables summarizes the first quarter of 2000 activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:

                                                   Restructuring Accruals
                                             ----------------------------------
                                                          Sales and
                                                         distribution
                                             Grand Soft   severance       Total
                                             ----------  ------------     -----
(In thousands)
Balances at December 25, 1999                   $ 132        $ 257        $ 389
   Additions
   Payments                                       (88)         (19)        (107)
                                                -----        -----        -----
Balances at March 25, 2000                      $  44        $ 238        $ 282
                                                =====        =====        =====



NOTE 5 - Current Portion of Long-term Debt

The Company has a credit agreement with various banks for a total revolving line of credit of $149,286,000 at March 25, 2000. This line of credit will expire on December 31, 2000. As a result, the Company has classified the $87,000,000 balance outstanding at March 25, 2000 as a current portion of long-term debt. The Company is in the process of refinancing this line of credit.



NOTE 6 - Redeemable Convertible Preferred Stock

The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, under certain conditions, at an initial conversion price of $17.37 per share, into a total of 5,800,000 shares of common stock. The holder may instead redeem the issue for cash at the redemption value on June 30, 2001. The Company presently anticipates that it would fund such redemption from operating cash flows, borrowings or other financing sources.



NOTE 7 - Net Income (Loss) Per Common Share

Under Statement of Financial Accounting Standards No. 128, "Earnings per Share", the denominator for basic earnings (loss) per share includes the number of weighted average common shares outstanding and the denominator for diluted earnings (loss) per share includes the number of weighted-average shares outstanding plus the dilutive effect of assumed conversions.

Net income (loss) per common share is computed as follows:

                                                        Thirteen Weeks Ended
                                                   -------------------------------
                                                   Mar. 25, 2000     Mar. 27, 1999
                                                   -------------     -------------
(In thousands, except per share amounts)
Net income (loss) available to common
   stockholders - basic                               $  2,386         $ (4,210)

Add: preferred dividends and accretion                     280
                                                      --------         --------
Net income (loss) available to common
   stockholders - diluted                             $  2,666         $ (4,210)
                                                      ========         ========

Weighted-average shares-basic                           27,939           27,377
Dilutive effect of options                                 619
Dilutive effect of preferred stock                       5,800
                                                      --------         --------
Weighted-average shares-diluted                         34,358           27,377
                                                      ========         ========
Net income (loss) per common share:
   Basic                                              $    .09         $   (.15)
                                                      ========         ========
   Diluted                                            $    .08         $   (.15)
                                                      ========         ========

     Potentially dilutive securities are excluded from the calculations of income (loss) per diluted common share, as their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of the following:

                                              Mar. 25, 2000         Mar. 27, 1999
                                              -------------         -------------
(In thousands)
      Stock options                               1,597                 4,731
      Stock warrants                                                    2,000
      Preferred stock                                                   5,800

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

The following table sets forth the percent which the items in the Consolidated Statement of Operations bear to sales and the percentage change of such items compared to the indicated prior period:

                                                                                                        Period-to-Period
                                                                                                            Variance
                                                                     Percentage of Sales             Favorable (Unfavorable)
                                                             -----------------------------------     -----------------------
                                                                    Thirteen Weeks Ended
                                                             -----------------------------------       Thirteen Weeks Ended
                                                             Mar. 25, 2000         Mar. 27, 1999      2000 Compared to 1999
                                                             -------------         -------------      ---------------------
Revenues:
   Sales                                                        100.0%                100.0%                    5.3%
   Other income                                                   0.5                   0.0                      NM
                                                                -----                 -----
                                                                100.5                 100.0                     5.8
                                                                -----                 -----
Costs and expenses:
   Cost of goods sold                                            76.2                  82.3                     2.5
   Selling, general and administrative                           21.5                  18.8                   (20.3)
   Interest, net of amounts capitalized                           1.1                   1.3                    14.8
                                                                -----                 -----
                                                                 98.8                 102.4                    (1.5)
                                                                -----                 -----
Income (loss) before income tax provision (benefit) and
  cumulative effect of change in accounting principle             1.7                  (2.4)                  180.2

Income tax provision (benefit)                                    0.6                  (0.9)                 (180.6)
                                                                -----                 -----
Income (loss) before cumulative effect of change in
  accounting principle                                            1.1                  (1.5)                  179.9

Cumulative effect of change in accounting principle                                     0.2                      NM
                                                                -----                 -----
Net income (loss)                                                 1.1                  (1.7)                  167.8

Accretion of preferred stock to redemption value                  0.1                   0.1                     0.0

Preferred stock dividends                                         0.1                   0.1                     0.0
                                                                -----                 -----
Net income (loss) available to common stockholders                0.9%                 (1.9)%                 156.7%
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



Thirteen Weeks ended March 25, 2000 Compared with Thirteen Weeks ended March 27, 1999

Consolidated sales for the first quarter of 2000 increased $12,033,000, or five percent, to $240,419,000 from $228,386,000 for the same quarter last year.

    Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $30,291,000, or 21 percent, to $172,335,000 from $142,044,000 for the same quarter last year. Company brands represented 72 percent of consolidated sales compared with 62 percent in the same quarter last year. The increase in sales of the Company's branded products related primarily to an increase in unit sales and generally higher average wholesale prices. The products that led this increase were superpremium Dreamery(TM) and Godiva(R) Ice Cream and premium Classic Dreyer's and Edy's Grand Ice Cream. As a result of changes in mix and wholesale price increases, the average price of the Company's branded products increased approximately nine percent, before the effect of increased trade promotion expenses. Gallon sales of the Company's branded products increased approximately 2,300,000 gallons, or 11 percent, to approximately 22,500,000 gallons.

    Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $18,258,000, or 21 percent, to $68,084,000. Sales of partner brands represented 28 percent of consolidated sales compared with 38 percent in the same quarter last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the quarter. Unit sales of partner brands decreased by 21 percent over the same quarter last year. The effect of price changes for partner brands was not significant.

    Cost of goods sold decreased $4,717,000, or three percent, over the same quarter last year, while the overall gross margin increased to 24 percent from 18 percent. The improvement was primarily the result of increased sales of higher-margin premium and superpremium products, comparatively lower dairy raw material costs and higher wholesale prices. The effect of these positive factors more than offset the lost of distribution gross profit from lower Ben & Jerry's sales. The impact of the change in dairy raw material costs for the quarter was a $7,900,000 benefit as compared to the same quarter last year.

    Other income increased $1,176,000 primarily due to an increase in earnings from joint ventures accounted for under the equity method.

    Selling, general and administrative expenses increased $8,710,000, or 20 percent, to $51,578,000. Selling, general and administrative expenses represented 22 percent of consolidated sales in 2000 compared with 19 percent in the same quarter last year. This increase primarily reflects marketing spending related to and Godiva(R) Ice Cream and, to a lesser extent, expenses related to the introduction of the M&M/Mars line, ongoing support of Dreyer's and Edy's premium portfolio, and administrative expenses.

    Interest expense decreased $462,000, or 15 percent, to $2,658,000, primarily attributable to lower average borrowings.

    The income tax provision increased due to a correspondingly higher pre-tax income in 2000. This increase was offset in part by a decrease in the effective tax rate from 39.7 percent for the first quarter of 1999 to 38.1 percent for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 25, 2000 decreased $60,499,000 from year-end 1999 due primarily to the line of credit being classified as a current portion of long-term debt as the line expires on December 31, 2000. The Company's cash used in operating activities of $14,942,000 reflects the timing of payments for employee benefits and the seasonal increase in receivables and inventories, offset in part by a seasonal increase in accounts payable and accrued liabilities.

    Cash used in investing activities of $12,909,000 relates primarily to the February 9, 2000 acquisition of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee) and acquisitions of $4,994,000 in property, plant and equipment.

    Cash flows from financing activities totaling $27,887,000 primarily consisted of a net increase of $27,222,000 in long-term debt outstanding.

    The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, under certain conditions, at an initial conversion price of $17.37 per share, into a total of 5,800,000 shares of common stock. The holder may instead redeem the issue for cash at the redemption value on June 30, 2001. The Company presently anticipates that it would fund such redemption from operating cash flows, borrowings or other financing sources.

    The Company has a credit agreement with various banks for a total revolving line of credit of $149,286,000 at March 25, 2000. This line of credit will expire on December 31, 2000. As a result, the Company has classified the $87,000,000 balance outstanding at March 25, 2000 as a current portion of long-term debt. The Company is in the process of refinancing this line of credit.

    At March 25, 2000, the Company had $3,194,000 in cash and cash equivalents, and an unused credit line of $62,286,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 25, 1999, there have been no material changes in the Company's market risk exposure.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed herewith:

        Exhibit No.           Description
        -----------           -----------
           27.1               Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 25, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DREYER'S GRAND ICE CREAM, INC.

Dated:  May 9, 2000                    By: /s/ Timothy F. Kahn
                                           -------------------------------------
                                           Timothy F. Kahn
                                           Vice President - Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS


Exhibit No.      Description
-----------      -----------
  27.1           Financial Data Schedule.