Form 10-Q
period 2000-06-24
DREYERS GRAND ICE CREAM INC
filed 2000-08-08
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000

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

Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        Shares Outstanding
                                                          August 6, 2000
   Common stock, $1 par value                           -----------------
                                                            28,151,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                              June 24, 2000    Dec. 25, 1999
                                                                              -------------    -------------
($ in thousands, except per share amounts)                                     (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                  $   5,305       $   3,158
      Trade accounts receivable, net of allowance for doubtful
         accounts of $1,097 in 2000 and $5,715 in 1999                             140,672          79,251
      Other accounts receivable                                                     28,992          13,528
      Inventories                                                                   81,704          54,669
      Deferred income taxes                                                         11,204          11,586
      Prepaid expenses and other                                                     7,475           6,621
                                                                                 ---------       ---------

      Total current assets                                                         275,352         168,813

Property, plant and equipment, net                                                 196,841         197,392
Goodwill, distribution rights and other intangibles, net                            78,078          67,575
Other assets                                                                         1,566           5,464
                                                                                 ---------       ---------

Total assets                                                                     $ 551,837       $ 439,244
                                                                                 =========       =========


Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                    $ 157,763       $  88,845
     Accrued payroll and employee benefits                                          19,371          29,913
     Current portion of long-term debt                                              10,543          18,721
                                                                                 ---------       ---------

     Total current liabilities                                                     187,677         137,479

Long-term debt, less current portion                                               147,571         104,257
Deferred income taxes                                                               26,445          23,736
                                                                                 ---------       ---------

Total liabilities                                                                  361,693         265,472
                                                                                 ---------       ---------

Commitments and contingencies

Redeemable convertible preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 2000 and 1999                                100,290         100,078
                                                                                 ---------       ---------

Stockholders' Equity:
     Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 2000 and 1999
     Common stock, $1 par value - 60,000,000 shares authorized; 28,137,000 shares and 27,871,000 shares issued and outstanding in
           2000 and 1999, respectively                                              28,137          27,871
     Capital in excess of par                                                       56,729          53,172
     Notes receivable from stockholders                                             (3,098)         (2,501)
     Retained earnings (Accumulated deficit)                                         8,086          (4,848)
                                                                                 ---------       ---------

Total stockholders' equity                                                          89,854          73,694
                                                                                 ---------       ---------

Total liabilities and stockholders' equity                                       $ 551,837       $ 439,244
                                                                                 =========       =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                 Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                            ------------------------------  ----------------------------
                                                            June 24, 2000    June 26, 1999  June 24, 2000  June 26, 1999
                                                            -------------    -------------  -------------  -------------
($ in thousands, except per share amounts)
Revenues:
   Sales                                                       $ 323,820       $ 306,861      $ 564,239      $ 535,247
   Other income                                                    1,801             689          3,129            841
                                                               ---------       ---------      ---------      ---------
                                                                 325,621         307,550        567,368        536,088
                                                               ---------       ---------      ---------      ---------

Costs and expenses:
   Cost of goods sold                                            234,799         230,356        418,003        418,277
   Selling, general and administrative                            67,627          60,658        119,205        103,526
   Interest, net of amounts capitalized                            2,975           3,127          5,633          6,247
                                                               ---------       ---------      ---------      ---------
                                                                 305,401         294,141        542,841        528,050
                                                               ---------       ---------      ---------      ---------

Income before income tax provision and cumulative effect
   of change in accounting principle                              20,220          13,409         24,527          8,038

Income tax provision                                               7,704           5,179          9,345          3,143
                                                               ---------       ---------      ---------      ---------

Income before cumulative effect of change in accounting
   principle                                                      12,516           8,230         15,182          4,895

Cumulative effect of change in accounting principle                                                                595
                                                               ---------       ---------      ---------      ---------

Net income                                                        12,516           8,230         15,182          4,300

Accretion of preferred stock to redemption value                     106             106            212            212
Preferred stock dividends                                            174             174            348            348
                                                               ---------       ---------      ---------      ---------

Net income available to common stockholders                    $  12,236       $   7,950      $  14,622      $   3,740
                                                               =========       =========      =========      =========



Per common share-basic:
   Income available to common stockholders before
      cumulative effect of change in accounting principle      $     .44       $     .29      $     .52      $     .16
   Cumulative effect of change in accounting principle                                                            (.02)
                                                               ---------       ---------      ---------      ---------
   Net income available to common stockholders                 $     .44       $     .29      $     .52      $     .14
                                                               =========       =========      =========      =========

Per common share-diluted:
   Income available to common stockholders before
      cumulative effect of change in accounting principle      $     .35       $     .24      $     .44      $     .15
   Cumulative effect of change in accounting principle                                                            (.02)
                                                               ---------       ---------      ---------      ---------
   Net income available to common stockholders                 $     .35       $     .24      $     .44      $     .13
                                                               =========       =========      =========      =========

Dividends per common share                                     $     .03       $     .03      $     .06      $     .06
                                                               =========       =========      =========      =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                          Notes        Retained
                                                 Common Stock                          Receivable      Earnings
                                            -----------------------     Capital in        From       (Accumulated
(In thousands)                               Shares         Amount     Excess of Par   Stockholders     Deficit)        Total
                                            --------       --------    -------------   ------------     --------       --------
Balances at December 26, 1998                 27,312       $ 27,312       $ 46,722       $ (1,459)      $(11,401)      $ 61,174
    Net income                                                                                             4,300          4,300
    Accretion of preferred stock to
       redemption value                                                                                     (212)          (212)
    Preferred stock dividends declared                                                                      (348)          (348)
    Common stock dividends declared                                                                       (1,651)        (1,651)
    Repurchases and retirements of
       common stock                              (19)           (19)          (216)                                        (235)
    Issuance of common stock under
       employee stock plans, net                 236            236          2,604         (1,303)                        1,537
                                            --------       --------       --------       --------       --------       --------
Balances at June 26, 1999                     27,529       $ 27,529       $ 49,110       $ (2,762)      $ (9,312)      $ 64,565
                                            ========       ========       ========       ========       ========       ========


Balances at December 25, 1999                 27,871       $ 27,871       $ 53,172       $ (2,501)      $ (4,848)      $ 73,694
    Net income                                                                                            15,182         15,182
    Accretion of preferred stock to
       redemption value                                                                                     (212)          (212)
    Preferred stock dividends declared                                                                      (348)          (348)
    Common stock dividends declared                                                                       (1,688)        (1,688)
    Repurchases and retirements of
       common stock                                                             (3)                                          (3)
    Issuance of common stock under
       employee stock plans, net                 266            266          3,560           (597)                        3,229
                                            --------       --------       --------       --------       --------       --------

Balances at June 24, 2000                     28,137       $ 28,137       $ 56,729       $ (3,098)      $  8,086       $ 89,854
                                            ========       ========       ========       ========       ========       ========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                        Twenty-six Weeks Ended
                                                                                      ----------------------------
(In thousands)                                                                        June 24, 2000  June 26, 1999
                                                                                      -------------  -------------
Cash flows from operating activities:
     Net income                                                                          $ 15,182       $  4,300
     Adjustments to reconcile net income to cash from operations:
          Depreciation and amortization                                                    18,437         17,417
          Deferred income taxes                                                             3,091          2,685
          Cumulative effect of change in accounting principle                                                595
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                                 (60,908)       (44,614)
                Other accounts receivable                                                 (15,253)         7,508
                Inventories                                                               (26,695)        (7,453)
                Prepaid expenses and other                                                   (777)        (1,316)
                Accounts payable and accrued liabilities                                   67,745         40,824
                Accrued payroll and employee benefits                                     (10,567)           643
                                                                                         --------       --------
                                                                                           (9,745)        20,589
                                                                                         --------       --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                         (14,280)       (11,456)
     Retirement of property, plant and equipment                                            1,386            354
     Purchase of common stock of Cherokee Cream Company, Inc., net of cash acquired        (7,651)
     Increase in goodwill, distribution rights and other intangibles, net                     468           (891)
     (Increase) decrease in other assets                                                   (1,766)         1,909
                                                                                         --------       --------
                                                                                          (21,843)       (10,084)
                                                                                         --------       --------
Cash flows from financing activities:
     Proceeds from (repayments of) long-term debt, net                                     32,531         (7,088)
     Issuance of common stock under employee stock plans, net                               3,229          1,537
     Repurchases and retirements of common stock                                               (3)          (235)
     Cash dividends paid                                                                   (2,022)        (1,992)
                                                                                         --------       --------
                                                                                           33,735         (7,778)
                                                                                         --------       --------

Increase in cash and cash equivalents                                                       2,147          2,727

Cash and cash equivalents, beginning of period                                              3,158          1,171
                                                                                         --------       --------

Cash and cash equivalents, end of period                                                 $  5,305       $  3,898
                                                                                         ========       ========

Supplemental cash flow information:
     Cash paid (refunded) during the period for:
          Interest (net of amounts capitalized)                                          $  6,417       $  6,673
                                                                                         ========       ========
          Income taxes (net of refunds)                                                  $  1,021       $   (555)
                                                                                         ========       ========

Supplemental acquisition information:
     Fair value of assets acquired                                                       $ 19,052
     Cash paid for common stock                                                            (7,855)
                                                                                         --------
     Liabilities assumed                                                                 $ 11,197
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

   The consolidated financial statements for the thirteen- and twenty-six-week periods ended June 24, 2000 and June 26, 1999 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 1999, appearing in the Company's 1999 Annual Report to Stockholders. Certain reclassifications have been made to prior years'financial statements to conform to the current year presentation.



NOTE 2 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 24, 2000 and December 25, 1999 consisted of the following:


(In thousands)                         June 24, 2000  Dec. 25, 1999
                                       -------------  -------------
Raw materials                             $ 9,644        $ 6,174
Finished goods                             72,060         48,495
                                          -------        -------
                                          $81,704        $54,669
                                          =======        =======

NOTE 3 - Acquisition of Cherokee Cream Company, Inc.

On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee), the parent of Sunbelt Distributors, Inc. (Sunbelt), the leading independent direct-store-delivery ice cream distributor in Texas. The Company paid $7,855,000 in cash in this transaction which has been accounted for as a purchase. This purchase price includes $55,000 of direct transaction-related fees and expenses. The results of Cherokee are included in the Company's Consolidated Statement of Income from the date of acquisition. In connection with this transaction, the Company recorded $12,853,000 of goodwill and distribution rights.

NOTE 4 - The 1998 Restructuring and Other Actions

During 1999, the 1998 restructuring and other actions were completed with the exception of the payment of $389,000 of remaining severance and related benefits. The following table summarizes the year-to-date activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:


                                         Restructuring Accruals
                                ----------------------------------
                                            Sales and
                                           distribution
(In thousands)                  Grand Soft  severance      Total
                                ---------- ------------ ----------
Balances at December 25, 1999     $ 132      $ 257        $ 389
   Additions
   Payments                        (132)       (19)        (151)
                                  -----      -----        -----
Balances at June 24, 2000         $          $ 238        $ 238
                                  =====      =====        =====


NOTE 5 - Long-term Debt

At June 24, 2000, the Company had a credit agreement with various banks for a revolving line of credit of $149,286,000 with an expiration date of December 31, 2000. On July 25, 2000, the Company entered into a replacement revolving line of credit for $240,000,000 with an expiration date of July 25, 2005. Accordingly, the Company has classified the $108,000,000 balance outstanding under the previous credit agreement as long-term debt. The new line bears interest at LIBOR plus a margin ranging from 0.75 to 1.875 percent.

NOTE 6 - Redeemable Convertible Preferred Stock

The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the issue by paying $100,752,000 on June 30, 2001. The Company anticipates that it would fund such a redemption from operating cash flows, borrowings and/or other financing sources.

NOTE 7 - Net Income Per Common Share

The denominator for basic net income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities which include stock options, stock warrants and redeemable convertible preferred stock.

Net income per common share is computed as follows:

                                               Thirteen Weeks Ended         Twenty-six Weeks Ended
                                           ----------------------------  ----------------------------
(In thousands, except per share amounts)   June 24, 2000  June 26, 1999  June 24, 2000  June 26, 1999
                                           -------------  -------------  -------------  -------------
Net income available to common
   stockholders - basic                       $12,236        $ 7,950        $14,622        $ 3,740
Add: preferred dividends and accretion            280            280            560            560
                                              -------        -------        -------        -------
Net income available to common
   stockholders - diluted                     $12,516        $ 8,230        $15,182        $ 4,300
                                              =======        =======        =======        =======

Weighted-average shares-basic                  28,119         27,516         27,949         27,446
Dilutive effect of options                      1,535            289          1,106            194
Dilutive effect of preferred stock              5,800          5,800          5,800          5,800
                                              -------        -------        -------        -------
Weighted-average shares-diluted                35,454         33,605         34,855         33,440
                                              =======        =======        =======        =======

Net income per common share:
   Basic                                      $   .44        $   .29        $   .52        $   .14
                                              =======        =======        =======        =======
   Diluted                                    $   .35        $   .24        $   .44        $   .13
                                              =======        =======        =======        =======

Anti-dilutive securities

   Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of the following:

                            Thirteen Weeks Ended             Twenty-six Weeks Ended
                       ------------------------------    ------------------------------
(In thousands)         June 24, 2000    June 26, 1999    June 24, 2000    June 26, 1999
                       -------------    -------------    -------------    -------------
Stock options                 71            2,505              689            2,543
Stock warrants                              2,000                             2,000

NOTE 8 - New Accounting Pronouncement

At the July 19-20, 2000 meeting of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" which requires vendors to record sales incentives as a reduction of revenue at the date of sale. The Company will implement this standard when required, which currently is the fourth quarter of 2000. Reclassification of prior period financial statements is required.

   The Company presently classifies trade promotion costs (including sales discounts and coupon redemption costs) as selling, general and administrative expenses. This new accounting standard would result in the classification of some or all of these costs as a reduction of sales rather than as a selling, general and administrative expense, but would have no effect on net income
(loss) as previously reported. The Company is in the process of determining the impact that adopting EITF 00-14 will have on the 2000 financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Unaudited)


The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to sales and the percentage change of such items compared to the indicated prior period:


                                                                                                              Period-to-Period
                                                                                                                  Variance
                                                                      Percentage of Sales                  Favorable (Unfavorable)
                                                       -----------------------------------------------     -----------------------
                                                                                                           Thirteen     Twenty-six
                                                                                                             Weeks         Weeks
                                                       Thirteen Weeks Ended     Twenty-six Weeks Ended       Ended         Ended
                                                       --------------------     ----------------------       2000          2000
                                                       June 24,     June 26,     June 24,     June 26,     Compared      Compared
                                                        2000         1999         2000         1999         To 1999       To 1999
                                                       --------     --------     --------     --------     --------      --------
Revenues:
    Sales                                               100.0%       100.0%       100.0%       100.0%          5.5%          5.4%
    Other income                                          0.6          0.2          0.6          0.2         161.1         272.1
                                                        -----        -----        -----        -----

                                                        100.6        100.2        100.6        100.2           5.9           5.8
                                                        -----        -----        -----        -----

Costs and expenses:
     Cost of goods sold                                  72.6         75.0         74.1         78.2          (1.9)          0.1
     Selling, general and administrative                 20.9         19.8         21.1         19.3         (11.5)        (15.1)
     Interest, net of amounts capitalized                 0.9          1.0          1.0          1.2           4.9           9.8
                                                        -----        -----        -----        -----

                                                         94.4         95.8         96.2         98.7          (3.8)         (2.8)
                                                        -----        -----        -----        -----

Income before income tax provision and cumulative
    effect of change in accounting principle              6.2          4.4          4.4          1.5          50.8         205.1

Income tax provision                                      2.4          1.7          1.7          0.6         (48.8)       (197.3)
                                                        -----        -----        -----        -----

Income before cumulative effect of change in
    accounting principle                                  3.8          2.7          2.7          0.9          52.1         210.1


Cumulative effect of change in accounting
    principle                                              --           --           --          0.1            --            NM
                                                        -----        -----        -----        -----

Net income                                                3.8          2.7          2.7          0.8          52.1         253.1

Accretion of preferred stock to redemption value           --           --           --           --            --            --

Preferred stock dividends                                 0.1          0.1          0.1          0.1            --            --
                                                        -----        -----        -----        -----

Net income available to common stockholders               3.7%         2.6%         2.6%         0.7%         53.9         291.0
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

   This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis for the year ended December 25, 1999, appearing in the Company's 1999 Annual Report to Stockholders.




Thirteen Weeks ended June 24, 2000 Compared with Thirteen Weeks ended
   June 26, 1999

Consolidated sales for the second quarter of 2000 increased $16,959,000 or six percent, to $323,820,000 from $306,861,000 for the same quarter last year.

   Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $33,979,000, or 17 percent, to $230,271,000 from $196,292,000 for the same quarter last year. Company brands represented 71 percent of consolidated sales in 2000 compared with 64 percent in the same quarter last year. The increase in sales of the Company's branded products related primarily to an increase in unit sales and generally higher average wholesale prices. The products that led this increase were the superpremium Dreamery(TM) line, the premium M&M/Mars line, premium Classic Dreyer's and Edy's Grand Ice Cream, and Whole Fruit Bars. As a result of changes in mix and wholesale price increases, the average price of the Company's branded products increased approximately nine percent, before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses (see "New Accounting Pronouncements" section following). Gallon sales of the Company's branded products increased approximately 2,400,000 gallons, or nine percent, to approximately 29,600,000 gallons.

   Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $17,020,000, or 15 percent, to $93,549,000 from $110,569,000 for the same quarter last year. Sales of partner brands represented 29 percent of consolidated sales compared with 36 percent in the same quarter last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the quarter. Unit sales of partner brands decreased by 18 percent over the same quarter last year. The effect of price changes for partner brands was not significant.

   Cost of goods sold increased $4,443,000, or two percent, over the same quarter last year, while the overall gross margin increased to 27 percent from 25 percent. The improvement was primarily the result of increased sales of higher-margin premium and superpremium products, comparatively lower dairy raw material costs and higher wholesale prices. The effect of these positive factors more than offset the lost distribution gross profit from lower Ben & Jerry's sales. The impact of the change in dairy raw material costs for the quarter was a $600,000 benefit as compared to the same quarter last year.

   Other income increased $1,112,000 primarily due to an increase in earnings from joint ventures accounted for under the equity method.

   Selling, general and administrative expenses increased $6,969,000, or 11 percent, to $67,627,000 from $60,658,000. Selling, general and administrative expenses represented 21 percent of consolidated sales in 2000 compared with 20 percent in the same quarter last year. This increase primarily reflects marketing spending, including trade promotion expenses, related to the ongoing support of the Dreamery(TM) line, Godiva(R) Ice Cream and the Dreyer's and Edy's premium portfolio and, to a lesser extent, increases in administrative expenses.

   Interest expense decreased $152,000 to $2,975,000, primarily attributable to lower average borrowings.

   The income tax provision increased due to a correspondingly higher pre-tax income in 2000. This increase was offset in part by a decrease in the effective tax rate from 38.6 percent for the second quarter of 1999 to 38.1 percent for the second quarter of 2000.




Twenty-six Weeks ended June 24, 2000 Compared with Twenty-six Weeks ended
   June 26, 1999

Consolidated sales for the first twenty-six weeks of 2000 increased $28,992,000, or five percent, to $564,239,000 from $535,247,000 for the same period last year.

   Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $64,270,000, or 19 percent, to $402,606,000 from $338,336,000 for the same period last year. Company brands represented 71 percent of consolidated sales in 2000 compared with 63 percent in the same period last year. The increase in sales of the Company's branded products related primarily to an increase in unit sales and generally higher average wholesale prices. The products that led this increase were the superpremium Dreamery(TM) line, the premium M&M/Mars line, premium Classic Dreyer's and Edy's Grand Ice Cream, and Whole Fruit Bars. As a result of changes in mix and wholesale price increases, the average price of the Company's branded products increased approximately nine percent, before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses (see "New Accounting
Pronouncement" section following). Gallon sales of the Company's branded products increased approximately 4,700,000 gallons, or 10 percent, to approximately 52,200,000 gallons.

   Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $35,278,000, or 18 percent, to $161,633,000 from $196,911,000 for the same period last year. Sales of partner brands represented 29 percent of consolidated sales compared with 37 percent in the same period last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the first twenty-six weeks of 2000. Unit sales of partner brands decreased by 19 percent over the same period last year. The effect of price changes for partner brands was not significant.

   Cost of goods sold was relatively flat compared to the same period last year, while the overall gross margin increased to 26 percent from 22 percent. The improvement was primarily the result of increased sales of higher-margin premium and superpremium products, comparatively lower dairy raw material costs and higher wholesale prices. The effect of these positive factors more than offset the lost distribution gross profit from lower Ben & Jerry's sales. The impact of the change in dairy raw material costs for the period was an $8,500,000 benefit as compared to the same period last year.

   Other income increased $2,288,000 primarily due to an increase in earnings from joint ventures accounted for under the equity method.

   Selling, general and administrative expenses increased $15,679,000, or 15 percent, to $119,205,000 from $103,526,000. Selling, general and administrative expenses represented 21 percent of consolidated sales in 2000 compared with 19 percent in the same period last year. This increase primarily reflects marketing spending, including trade promotion expenses, related to the ongoing support of the Dreamery(TM) line, Godiva(R) Ice Cream and the Dreyer's and Edy's premium portfolio and, to a lesser extent, increases in administrative expenses.

   Interest expense decreased $614,000, or 10 percent, to $5,633,000, primarily attributable to lower average borrowings.

   The income tax provision increased due to a correspondingly higher pre-tax income in 2000. This increase was offset in part by a decrease in the effective tax rate from 39.1 percent for the first twenty-six weeks of 1999 to 38.1 percent for the first twenty-six weeks of 2000.

FINANCIAL CONDITION-LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 24, 2000 increased $56,341,000 from year-end 1999 due primarily to seasonal increases in accounts receivable and inventories, offset in part by seasonal increases in accounts payable and accrued liabilities. In addition, the capital truck lease obligation of $7,978,000 outstanding at year-end 1999 was repaid in the first month of the second quarter of 2000. The Company's cash used in operating activities of $9,745,000 reflects the timing of payments for employee benefits and the seasonal increase in receivables and inventories, offset in part by a seasonal increase in accounts payable and accrued liabilities.

   Cash used in investing activities of $21,843,000 consists primarily of acquisitions of $14,280,000 in property, plant and equipment and the February 9, 2000 acquisition of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. for $7,651,000.

   Cash flows from financing activities totaling $33,735,000 primarily consisted of a net increase of $32,531,000 in outstanding debt.

   The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the issue by paying $100,752,000 on June 30, 2001. The Company anticipates that it would fund such a redemption from operating cash flows, borrowings and/or other financing sources.

   At June 24, 2000, the Company had a credit agreement with various banks for a revolving line of credit of $149,286,000 with an expiration date of December 31, 2000. On July 25, 2000, the Company entered into a replacement revolving line of credit for $240,000,000 with an expiration date of July 25, 2005. Accordingly, the Company has classified the $108,000,000 balance outstanding under the previous credit agreement as long-term debt. The new line bears interest at LIBOR plus a margin ranging from 0.75 to 1.875 percent.

   At June 24, 2000, the Company had $5,305,000 in cash and cash equivalents, and an unused credit line of $41,286,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

NEW ACCOUNTING PRONOUNCEMENT

At the July 19-20, 2000 meeting of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" which requires vendors to record sales incentives as a reduction of revenue at the date of sale. The Company will implement this standard when required, which currently is the fourth quarter of 2000. Reclassification of prior period financial statements is required.

   The Company presently classifies trade promotion costs (including sales discounts and coupon redemption costs) as selling, general and administrative expenses. This new accounting standard would result in the classification of some or all of these costs as a reduction of sales rather than as a selling, general and administrative expense, but would have no effect on net income
(loss) as previously reported. The Company is in the process of determining the impact that adopting EITF 00-14 will have on the 2000 financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 25, 1999, there have been no material changes in the Company's market risk exposure.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held in Oakland, California on May 10, 2000. A total of 25,781,395 shares (93.2 percent) of the outstanding common shares and 1,007,522 shares (100.0 percent) of the outstanding Series A convertible preferred shares (convertible into 5,800,000 common shares) were represented at the meeting whether in person or by proxy. The following matters were voted upon by the stockholders:

(a)     Election of three directors to Class III of the Board of Directors

The following persons, who were the only nominees, were re-elected as directors of Class III of the Board of Directors until the 2003 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

                   Nominee                      For               Withheld
        -------------------------------   ----------------    -----------------
        T. Gary Rogers                       31,050,356             531,039
        William F. Cronk                     31,050,523             530,872
        M. Steven Langman                    29,635,941           1,945,454

and

(b) Approving the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year 2000 and thereafter until its successor is appointed

                                  Votes
                                ----------
        For                     31,562,304
        Against                     10,109
        Abstain                      8,982


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibit is filed herewith:

        Exhibit No.              Description
        -----------              -----------
        27.1                     Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company during the quarter ended June 24, 2000.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DREYER'S GRAND ICE CREAM, INC.






Dated:  August 8, 2000            By:  /s/ Timothy F. Kahn
                                     --------------------------------------
                                     Timothy F. Kahn
                                     Vice President - Finance and Administration
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS



        Exhibit No.                          Description
        -----------                          -----------
        27.1                                 Financial Data Schedule.