Form 10-Q
period 2000-09-23
DREYERS GRAND ICE CREAM INC
filed 2000-11-07
CIK 352305

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2000

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

Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
                                                     November 1, 2000
     Common stock, $1 par value                         28,224,000

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                 Sept. 23, 2000      Dec. 25, 1999
                                                                                 --------------      -------------
($ in thousands, except per share amounts)                                         (Unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                     $   2,107          $   3,158
      Trade accounts receivable, net of allowance for doubtful accounts of
         $1,094 in 2000 and $5,715 in 1999                                            119,919             79,251
      Other accounts receivable                                                        27,541             13,528
      Inventories                                                                      71,446             54,669
      Deferred income taxes                                                             6,147             11,586
      Prepaid expenses and other                                                        6,330              6,621
                                                                                    ---------          ---------
      Total current assets                                                            233,490            168,813

Property, plant and equipment, net                                                    194,470            197,392
Goodwill, distribution rights and other intangibles, net                               77,816             67,125
Other assets                                                                            3,420              5,914
                                                                                    ---------          ---------
Total assets                                                                        $ 509,196          $ 439,244
                                                                                    =========          =========


Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued liabilities                                       $ 117,564          $  88,845
     Accrued payroll and employee benefits                                             17,188             29,913
     Current portion of long-term debt                                                 10,543             18,721
                                                                                    ---------          ---------
     Total current liabilities                                                        145,295            137,479

Long-term debt, less current portion                                                  138,414            104,257
Deferred income taxes                                                                  24,096             23,736
                                                                                    ---------          ---------
Total liabilities                                                                     307,805            265,472
                                                                                    ---------          ---------
Commitments and contingencies

Redeemable convertible preferred stock, $1 par
     value - 1,008,000 shares authorized; 1,008,000
     shares issued and outstanding in 2000 and 1999                                   100,396            100,078
                                                                                    ---------          ---------
Stockholders' Equity:
     Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 2000 and 1999
     Common stock, $1 par value - 60,000,000 shares authorized; 28,221,000 shares and 27,871,000 shares issued and outstanding in
           2000 and 1999, respectively                                                 28,221             27,871
     Capital in excess of par                                                          57,736             53,172
     Notes receivable from stockholders                                                (2,913)            (2,501)
     Retained earnings (Accumulated deficit)                                           17,951             (4,848)
                                                                                    ---------          ---------
Total stockholders' equity                                                            100,995             73,694
                                                                                    ---------          ---------
Total liabilities and stockholders' equity                                          $ 509,196          $ 439,244
                                                                                    =========          =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                        Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                                   -------------------------------   -------------------------------
                                                                   Sept. 23, 2000   Sept. 25, 1999   Sept. 23, 2000   Sept. 25, 1999
                                                                   --------------   --------------   --------------   --------------
($ in thousands, except per share amounts)
Revenues:
   Sales                                                              $ 345,017        $ 322,410       $ 909,256       $ 857,657
   Other income                                                             531            1,034           3,660           1,875
                                                                      ---------        ---------       ---------       ---------
                                                                        345,548          323,444         912,916         859,532
                                                                      ---------        ---------       ---------       ---------
Costs and expenses:
   Cost of goods sold                                                   251,777          236,444         669,780         654,721
   Selling, general and administrative                                   72,596           70,051         191,801         173,577
   Interest, net of amounts capitalized                                   3,420            2,604           9,053           8,851
                                                                      ---------        ---------       ---------       ---------
                                                                        327,793          309,099         870,634         837,149
                                                                      ---------        ---------       ---------       ---------
Income before income tax provision and cumulative effect
   of change in accounting principle                                     17,755           14,345          42,282          22,383

Income tax provision                                                      6,765            5,609          16,110           8,752
                                                                      ---------        ---------       ---------       ---------

Income before cumulative effect of change in accounting
   principle                                                             10,990            8,736          26,172          13,631

Cumulative effect of change in accounting principle                                                                          595
                                                                      ---------        ---------       ---------       ---------

Net income                                                               10,990            8,736          26,172          13,036

Accretion of preferred stock to redemption value                            106              106             318             318
Preferred stock dividends                                                   174              174             522             522
                                                                      ---------        ---------       ---------       ---------

Net income available to common stockholders                           $  10,710        $   8,456       $  25,332       $  12,196
                                                                      =========        =========       =========       =========

Per common share-basic:
    Income available to common stockholders before
      cumulative effect of change in accounting principle             $     .38        $     .31       $     .90       $     .46
    Cumulative effect of change in accounting principle                                                                     (.02)
                                                                      ---------        ---------       ---------       ---------
    Net income available to common stockholders                       $     .38        $     .31       $     .90       $     .44
                                                                      =========        =========       =========       =========

Per common share-diluted:
    Income available to common stockholders before
      cumulative effect of change in accounting principle             $     .31        $     .26       $     .75       $     .41
    Cumulative effect of change in accounting principle                                                                     (.02)
                                                                      ---------        ---------       ---------       ---------
    Net income available to common stockholders                       $     .31        $     .26       $     .75       $     .39
                                                                      =========        =========       =========       =========

Dividends per common share                                            $     .03        $     .03       $     .09       $     .09
                                                                      =========        =========       =========       =========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 Notes        Retained
                                                           Common Stock                       Receivable      Earnings
                                                     -----------------------   Capital in        From      (Accumulated
(In thousands)                                         Shares        Amount   Excess of Par  Stockholders     Deficit)       Total
                                                     ------------------------------------------------------------------------------
Balances at December 26, 1998                          27,312      $ 27,312      $ 46,722      $ (1,459)     $(11,401)     $ 61,174
    Net income                                                                                                 13,036        13,036
    Accretion of preferred stock to
      redemption value                                                                                           (318)         (318)
    Preferred stock dividends declared                                                                           (522)         (522)
    Common stock dividends declared                                                                            (2,482)       (2,482)
    Repurchases and retirements of
      common stock                                        (19)          (19)         (216)                                     (235)
    Issuance of common stock under
      employee stock plans, net                           411           411         4,419        (1,214)                      3,616
                                                     --------      --------      --------      --------      --------      --------

Balances at September 25, 1999                         27,704      $ 27,704      $ 50,925      $ (2,673)     $ (1,687)     $ 74,269
                                                     ========      ========      ========      ========      ========      ========

Balances at December 25, 1999                          27,871      $ 27,871      $ 53,172      $ (2,501)     $ (4,848)     $ 73,694
    Net income                                                                                                 26,172        26,172
    Accretion of preferred stock to
      redemption value                                                                                           (318)         (318)
    Preferred stock dividends declared                                                                           (522)         (522)
    Common stock dividends declared                                                                            (2,533)       (2,533)
    Repurchases and retirements of
      common stock                                        (15)          (15)         (328)           70                        (273)
    Issuance of common stock under
      employee stock plans, net                           365           365         4,892          (482)                      4,775
                                                     --------      --------      --------      --------      --------      --------

Balances at September 23, 2000                         28,221      $ 28,221      $ 57,736      $ (2,913)     $ 17,951      $100,995
                                                     ========      ========      ========      ========      ========      ========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Thirty-nine Weeks Ended
                                                                                               --------------------------------
(In thousands)                                                                                 Sept. 23, 2000    Sept. 25, 1999
                                                                                               --------------    --------------
Cash flows from operating activities:
     Net income                                                                                   $  26,172        $  13,036
     Adjustments to reconcile net income to cash from operations:
          Depreciation and amortization                                                              28,078           26,457
          Deferred income taxes                                                                       5,799            2,495
          Cumulative effect of change in accounting principle                                                            595
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                                           (39,327)         (28,214)
                Other accounts receivable                                                           (13,802)          12,731
                Inventories                                                                         (16,182)          (5,799)
                Prepaid expenses and other                                                              398           (2,427)
                Accounts payable and accrued liabilities                                             26,175           26,762
                Accrued payroll and employee benefits                                               (12,750)           2,511
                                                                                                  ---------        ---------
                                                                                                      4,561           48,147
                                                                                                  ---------        ---------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                                   (19,663)         (16,069)
     Retirement of property, plant and equipment                                                      1,423              915
     Purchase of common stock of Cherokee Cream Company, Inc., net of cash acquired                  (7,651)
     Increase in goodwill, distribution rights and other intangibles, net                            (1,385)          (1,000)
     (Increase) decrease in other assets                                                             (3,171)           1,290
                                                                                                  ---------        ---------
                                                                                                    (30,447)         (14,864)
                                                                                                  ---------        ---------
Cash flows from financing activities:
     Proceeds from long-term debt, net                                                              154,074
     Repayments of long-term debt                                                                  (130,700)         (32,498)
     Issuance of common stock under employee stock plans, net                                         4,775            3,616
     Repurchases and retirements of common stock                                                       (273)            (235)
     Cash dividends paid                                                                             (3,041)          (2,990)
                                                                                                  ---------        ---------
                                                                                                     24,835          (32,107)
                                                                                                  ---------        ---------

(Decrease) increase in cash and cash equivalents                                                     (1,051)           1,176

Cash and cash equivalents, beginning of period                                                        3,158            1,171
                                                                                                  ---------        ---------

Cash and cash equivalents, end of period                                                          $   2,107        $   2,347
                                                                                                  =========        =========

Supplemental cash flow information:
   Cash paid during the period for:
                Interest (net of amounts capitalized)                                             $   8,218        $   8,183
                                                                                                  =========        =========
                Income taxes (net of refunds)                                                     $   5,726        $   2,478
                                                                                                  =========        =========

Supplemental acquisition information:
     Fair value of assets acquired                                                                $  19,052
     Cash paid for common stock                                                                      (7,855)
                                                                                                  ---------
     Liabilities assumed                                                                          $  11,197
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

     The consolidated financial statements for each of the thirteen- and thirty-nine-week periods ended September 23, 2000 and September 25, 1999 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 1999, appearing in the Company's 1999 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

NOTE 2 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 23, 2000 and December 25, 1999 consisted of the following:

      (In thousands)                  Sept. 23, 2000      Dec. 25, 1999
                                      --------------      -------------

      Raw materials                      $ 10,011           $  6,174
      Finished goods                       61,435             48,495
                                         --------           --------
                                         $ 71,446           $ 54,669
                                         ========           ========

NOTE 3 - Acquisition of Cherokee Cream Company, Inc.

On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee), the parent of Sunbelt Distributors, Inc., the leading independent direct-store-delivery ice cream distributor in Texas. The Company paid $7,855,000 in cash in this transaction which has been accounted for as a purchase. The results of Cherokee are included in the Company's Consolidated Statement of Income from the date of acquisition. In connection with this transaction, the Company recorded $12,853,000 of goodwill, distribution rights and other intangibles.

NOTE 4 - The 1998 Restructuring and Other Actions

During 1999, the 1998 restructuring and other actions were completed with the exception of the payment of $389,000 of remaining severance and related benefits. During 2000, the Company made payments totaling $286,000 which consisted of $132,000 for Grand Soft and $154,000 for sales and distribution severance. The Company completed the restructuring at a cost less than estimated and recorded a $103,000 reversal of the excess restructuring accrual as other income in the Consolidated Statement of Income.

NOTE 5 - Long-term Debt

On July 25, 2000, the Company entered into a new credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 to 1.875 percent.

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

Net income per common share is computed as follows:

                                                           Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                     ---------------------------------   --------------------------------
(In thousands, except per share amounts)             Sept. 23, 2000     Sept. 25, 1999   Sept. 23, 2000    Sept. 25, 1999
                                                     --------------     --------------   --------------    --------------
Net income available to common
    stockholders - basic                                 $10,710           $ 8,456           $25,332           $12,196
Add: preferred dividends and accretion                       280               280               840               840
                                                         -------           -------           -------           -------
Net income available to common
    stockholders - diluted                               $10,990           $ 8,736           $26,172           $13,036
                                                         =======           =======           =======           =======

Weighted-average shares-basic                             28,173            27,622            28,077            27,506
Dilutive effect of options                                 1,434               703             1,215               330
Dilutive effect of preferred stock                         5,800             5,800             5,800             5,800
                                                         -------           -------           -------           -------
Weighted-average shares-diluted                           35,407            34,125            35,092            33,636
                                                         =======           =======           =======           =======
Net income per common share:
    Basic                                                $   .38           $   .31           $   .90           $   .44
                                                         =======           =======           =======           =======
    Diluted                                              $   .31           $   .26           $   .75           $   .39
                                                         =======           =======           =======           =======

Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of the following:

                                                          Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                     ---------------------------------   --------------------------------
                                                     Sept. 23, 2000     Sept. 25, 1999   Sept. 23, 2000    Sept. 25, 1999
(In thousands)                                       --------------     --------------   --------------    --------------
Stock options                                                 75              681                693             2,297
Stock warrants                                                                                                   2,000

NOTE 8 - New Accounting Pronouncement

At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction in revenue at the date of sale. At the present time, the Company classifies these incentives (including certain trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense. For the thirteen-weeks ended September 23, 2000 and September 25, 1999, these incentives totaled $39,751,000 and $29,752,000, respectively. For the thirty-nine weeks ended September 23, 2000 and September 25, 1999, these incentives totaled $94,234,000 and $71,374,000, respectively. The change in classification required under EITF 00-14 will have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 in the fourth quarter of 2000. Reclassification of prior period financial statements is required.

NOTE 9 - Subsequent Events

Acquisition of Specialty Frozen Products, L.P.

On September 29, 2000, the Company acquired the assets of Specialty Frozen Products, L.P., the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. The total cost of this acquisition, which will be accounted for as a purchase, was $20,226,000 in cash. The $20,226,000 was comprised of a payment of $15,550,000 for the purchase of the business, and a total of $4,676,000 in other costs and payments, which included payments for the purchase of certain current assets, along with legal and other closing costs. In connection with this transaction, the Company expects to record approximately $12,562,000 of goodwill, distribution rights and other intangibles.

Ben & Jerry's Distribution Agreement

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry's Homemade, Inc., a Unilever subsidiary. Under this agreement, Dreyer's will become the exclusive distributor of Ben & Jerry's products for the grocery channel in all of Dreyer's company-operated markets across the country. Dreyer's and Ben & Jerry's will expand the Company's existing role as a Ben & Jerry's distributor in other non-grocery channels, such as convenience stores. Dreyer's currently distributes Ben & Jerry's products in the Midwest and Northwest. The agreement will take effect on February 28, 2001, has a term of five years, and is renewable for two additional five-year periods.

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis for the year ended December 25, 1999, appearing in the Company's 1999 Annual Report to Stockholders.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to sales and the percentage change of such items compared to the indicated prior period:

                                                                                                              Period-to-Period
                                                                                                                   Variance
                                                                        Percentage of Sales                Favorable (Unfavorable)
                                                           ----------------------------------------------  -----------------------
                                                                                                           Thirteen    Thirty-nine
                                                                                                             Weeks        Weeks
                                                           Thirteen Weeks Ended   Thirty-nine Weeks Ended    Ended        Ended
                                                           ---------------------  -----------------------    2000         2000
                                                           Sept. 23,   Sept. 25,   Sept. 23,   Sept. 25,   Compared      Compared
                                                             2000        1999        2000        1999       To 1999      To 1999
                                                             -----       -----       -----       -----      -------      -------
Revenues:
    Sales                                                    100.0%      100.0%      100.0%      100.0%         7.0%         6.0%
    Other income                                               0.2         0.3         0.4         0.2        (48.7)        95.2
                                                             -----       -----       -----       -----

                                                             100.2       100.3       100.4       100.2          6.8          6.2
                                                             -----       -----       -----       -----

Costs and expenses:
     Cost of goods sold                                       73.0        73.4        73.7        76.4         (6.5)        (2.3)
     Selling, general and administrative                      21.0        21.7        21.1        20.2         (3.6)       (10.5)
     Interest, net of amounts capitalized                      1.0         0.8         1.0         1.0        (31.3)        (2.3)
                                                             -----       -----       -----       -----

                                                              95.0        95.9        95.8        97.6         (6.0)        (4.0)
                                                             -----       -----       -----       -----

Income before income tax provision and cumulative
    effect of change in accounting principle                   5.2         4.4         4.6         2.6         23.8         88.9

Income tax provision                                           2.0         1.7         1.7         1.0        (20.6)       (84.1)
                                                             -----       -----       -----       -----

Income before cumulative effect of change in
    accounting principle                                       3.2         2.7         2.9         1.6         25.8         92.0


Cumulative effect of change in accounting principle             --          --          --         0.1           --        NM
                                                             -----       -----       -----       -----

Net income                                                     3.2         2.7         2.9         1.5         25.8        100.8

Accretion of preferred stock to redemption value                --          --          --          --         --           --

Preferred stock dividends                                      0.1         0.1         0.1         0.1         --           --
                                                             -----       -----       -----       -----

Net income available to common stockholders                    3.1%        2.6%        2.8%        1.4%        26.7        107.7
                                                             =====       =====       =====       =====

Thirteen Weeks ended September 23, 2000 Compared with Thirteen Weeks ended September 25, 1999

Consolidated sales for the third quarter of 2000 increased $22,607,000 or seven percent, to $345,017,000 from $322,410,000 for the same quarter last year.

     Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $26,498,000 or 12 percent, to $239,397,000 from $212,899,000 for the same quarter last year. Company brands represented 69 percent of consolidated sales in 2000 compared with 66 percent in the same quarter last year. Gallon sales of the Company's branded products, including novelties, increased approximately 2,300,000 gallons, or eight percent, to approximately 31,000,000 gallons. The products that led this increase were the co-branded M&M/Mars line, superpremium Dreamery(TM) Ice Cream, and premium Dreyer's and Edy's Grand Ice Cream and Whole Fruit Bars. As a result of changes in mix and wholesale price increases, the average price of the Company's branded products increased approximately four percent, before the effect of increased trade promotion expenses which are presently classified as selling, general and administrative expenses (see "New Accounting Pronouncement").

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $3,891,000, or four percent, to $105,620,000 from $109,511,000 for the same quarter last year. Sales of partner brands represented 31 percent of consolidated sales compared with 34 percent in the same quarter last year. Unit sales of partner brands decreased by two percent over the same quarter last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the quarter. The effect of price changes for partner brands, including changes in mix, was approximately two percent. The Company recently signed a new agreement with Ben & Jerry's to expand national distribution of their superpremium product line to the grocery channel and to expand Dreyer's distribution of Ben & Jerry's products in non-grocery channels (see "Ben & Jerry's Distribution Agreement").

     Cost of goods sold increased $15,333,000, or six percent, over the same quarter last year. While the overall gross margin remained at 27 percent, the Company's gross profit increased by $7,274,000 to $93,240,000. The products that led this increase were superpremium Dreamery(TM) Ice Cream, premium Dreyer's & Edy's Grand Ice Cream and the co-branded M&M/Mars line. The effect of these positive factors more than offset the loss of distribution gross profit from lower Ben & Jerry's sales. The impact of the change in dairy raw material costs for the quarter was a $900,000 benefit as compared to the same quarter last year.

     Other income decreased $503,000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method, offset in part by an increase in brokerage income.

     Selling, general and administrative expenses increased $2,545,000, or four percent, to $72,596,000 from $70,051,000. Selling, general and administrative expenses represented 21 percent of consolidated sales in 2000 compared with 22 percent in the same quarter last year. The increase primarily reflects marketing spending, including trade promotion expenses (see "New Accounting Pronouncement"), related to the ongoing support of the Dreamery(TM) line, Godiva(R) Ice Cream and the Dreyer's and Edy's premium portfolio and, to a lesser extent, increases in administrative expenses.

     Interest expense increased $816,000, or 31 percent, to $3,420,000, primarily attributable to higher average borrowings.

     The income tax provision increased due to a correspondingly higher pre-tax income in 2000. This increase was offset in part by a decrease in the effective tax rate from 39.1 percent for the same quarter last year to 38.1 percent for this quarter.



Thirty-nine Weeks ended September 23, 2000 Compared with Thirty-nine Weeks ended September 25, 1999

Consolidated sales for the first thirty-nine weeks of 2000 increased $51,599,000, or six percent, to $909,256,000 from $857,657,000 for the same period last year.

     Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $90,768,000, or 16 percent, to $642,003,000 from $551,235,000 for the same period last year. Company brands represented 71 percent of consolidated sales in 2000 compared with 64 percent in the same period last year. Gallon sales of the Company's branded products, including novelties, increased approximately 7,000,000 gallons, or nine percent, to approximately 83,100,000 gallons. The products that led this increase were the superpremium Dreamery(TM) line, the premium M&M/Mars line, premium Dreyer's and Edy's Grand Ice Cream, and Whole Fruit Bars. As a result of changes in mix and wholesale price increases, the average price of the Company's branded products increased approximately seven percent, before the effect of increased trade promotion expenses which are presently classified as selling, general and administrative expenses (see "New Accounting Pronouncement").

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc., decreased $39,169,000, or 13 percent, to $267,253,000 from $306,422,000 for the same period last year. Sales of partner brands represented 29 percent of consolidated sales compared with 36 percent in the same period last year. Unit sales of partner brands decreased by 13 percent over the same period last year. As previously disclosed, the Company began distributing Ben & Jerry's products in a smaller geographic area during September, 1999. This change was the primary cause of the lower partner brand sales for the first thirty-nine weeks of 2000. The effect of price changes for partner brands, including changes in mix, was not significant. The Company recently signed a new agreement with Ben & Jerry's to expand national distribution of their superpremium product line to the grocery channel and to expand Dreyer's distribution of Ben & Jerry's products in non-grocery channels (see "Ben & Jerry's Distribution Agreement").

     Cost of goods sold increased $15,059,000, or two percent, to $669,780,000, from $654,721,000 for the same period last year, while the overall gross margin increased to 26 percent from 24 percent. The improvement was primarily the result of increased sales of higher-margin premium and superpremium products, comparatively lower dairy raw material costs and higher wholesale prices. The effect of these positive factors more than offset the lost distribution gross profit from lower Ben & Jerry's sales. The impact of the change in dairy raw material costs for the period was a $9,400,000 benefit as compared to the same period last year.

     Other income increased $1,785,000 primarily due to an increase in brokerage income.

     Selling, general and administrative expenses increased $18,224,000, or 11 percent, to $191,801,000 from $173,577,000. Selling, general and administrative expenses represented 21 percent of consolidated sales in 2000 compared with 20 percent in the same period last year. The increase primarily reflects marketing spending, including trade promotion expenses (see "New Accounting Pronouncement"), related to the ongoing support of the Dreamery(TM) line, Godiva(R) Ice Cream and the Dreyer's and Edy's premium portfolio and, to a lesser extent, increases in administrative expenses.

     Interest expense increased $202,000, or two percent, to $9,053,000, primarily attributable to higher average borrowings.

     The income tax provision increased due to a correspondingly higher pre-tax income in 2000. This increase was offset in part by a decrease in the effective tax rate from 39.1 percent for the first thirty-nine weeks of 1999 to 38.1 percent for the first thirty-nine weeks of 2000.


FINANCIAL CONDITION-LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 23, 2000 increased $56,861,000 from year-end 1999 due primarily to the seasonal increases in accounts receivable and inventories, offset in part by seasonal increases in accounts payable and accrued liabilities. A $7,978,000 capital lease obligation classified as a current liability was repaid during the second quarter of 2000 through a long-term debt borrowing under the Company's line of credit. The Company's cash flow from operating activities decreased to $4,561,000 from $48,147,000 for the same period last year. This decrease was caused by increases in receivables and inventories which more than offset the cash flows generated from higher net income, depreciation and amortization and deferred income taxes.

     Cash used in investing activities of $30,447,000 consists primarily of purchases of $19,663,000 in property, plant and equipment and the acquisition of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. for $7,651,000.

     Cash flows from financing activities totaling $24,835,000 primarily consisted of an increase of $154,074,000 in outstanding debt offset by repayments of $130,700,000 under the former revolving line of credit. On July 25, 2000, the Company entered into a new credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 to 1.875 percent.

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

     At September 23, 2000, the Company had $2,107,000 in cash and cash equivalents, and an unused credit line of $141,800,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.


SUBSEQUENT EVENTS

Acquisition of Specialty Frozen Products, L.P.

On September 29, 2000, the Company acquired the assets of Specialty Frozen Products, L.P., the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. The total cost of this acquisition, which will be accounted for as a purchase, was $20,226,000 in cash. The $20,226,000 was comprised of a payment of $15,550,000 for the purchase of the business, and a total of $4,676,000 in other costs and payments, which included payments for the purchase of certain current assets, along with legal and other closing costs. In connection with this transaction, the Company expects to record approximately $12,562,000 of goodwill, distribution rights and other intangibles.

Ben & Jerry's Distribution Agreement

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry's Homemade, Inc., a Unilever subsidiary. Under this agreement, Dreyer's will become the exclusive distributor of Ben & Jerry's products for the grocery channel in all of Dreyer's company-operated markets across the country. Dreyer's and Ben & Jerry's will expand the Company's existing role as a Ben & Jerry's distributor in other non-grocery channels, such as convenience stores. Dreyer's currently distributes Ben & Jerry's products in the Midwest and Northwest. The agreement will take effect on February 28, 2001, has a term of five years, and is renewable for two additional five-year periods.


NEW ACCOUNTING PRONOUNCEMENT

At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction in revenue at the date of sale. At the present time, the Company classifies these incentives (including certain trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense. For the thirteen-weeks ended September 23, 2000 and September 25, 1999, these incentives totaled $39,751,000 and $29,752,000, respectively. For the thirty-nine weeks ended September 23, 2000 and September 25, 1999 these incentives totaled $94,234,000 and $71,374,000, respectively. The change in classification required under EITF 00-14 will have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 in the fourth quarter of 2000. Reclassification of prior period financial statements is required.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit No.           Description
     -----------           -----------

     10.1 Credit Agreement dated as of July 25, 2000 among Dreyer's Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities
                           LLC as Lead Arranger and Book Manager.

     27.1                  Financial Data Schedule.


(b) No reports on Form 8-K were filed by the Company during the quarter ended September 23, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DREYER'S GRAND ICE CREAM, INC.



Dated: November 7, 2000              By: /s/ Timothy F. Kahn
                                         ---------------------------------------
                                         Timothy F. Kahn
                                         Vice President - Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS


Exhibit No.         Description
-----------         -----------

10.1 Credit Agreement dated as of July 25, 2000 among Dreyer's Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager.

27.1                Financial Data Schedule.