Form 10-K
period 2000-12-30
DREYERS GRAND ICE CREAM INC
filed 2001-03-30
CIK 352305

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-14190

DREYER’S GRAND ICE CREAM, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 94-2967523 (I.R.S. Employer Identification No.)

5929 College Avenue, Oakland, California 94618
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (510) 652-8187

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value (based on the average of the high and low prices on March 23, 2001, as reported by Nasdaq) of the Common Stock held by non-affiliates was approximately $612,758,140. Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant and this calculation does not reflect a determination that such persons are affiliates for any other purposes. As of March 23, 2001, the latest practicable date, 28,570,513 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer’s Grand Ice Cream, Inc. definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 9, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer’s Grand Ice Cream, Inc. definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

Forward-Looking Statements.

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have identified that forward-looking statements are contained in this Annual Report on Form 10-K. Also, in connection with this “safe harbor” provision, the Company identifies important factors that could cause the Company’s actual results to differ materially. Those factors include but are not limited to those discussed in the “Risks and Uncertainties” section in  Item 7 of this  Annual Report on Form 10-K. Any such statement is qualified by reference to the cautionary statements set forth below and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Such forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual actions or results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

PART I

Item 1.   Business.

General

     Dreyer’s Grand Ice Cream, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, sometimes referred to herein as “Dreyer’s” or the “Company.” The Company, successor to the original Dreyer’s Grand Ice Cream business, was originally incorporated in California on February 23, 1977 and reincorporated in Delaware on December 28, 1985.

     Dreyer’s manufactures and distributes premium and superpremium ice cream and other frozen dessert products. Since 1977, Dreyer’s has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of ice cream and other frozen dessert products sold under the Dreyer’s and Edy’s brand names in retail outlets serving more than 89 percent of the households in the United States. The Dreyer’s line of products are available in the thirteen western states, Texas and certain markets in the Far East and South America. The Company’s products are sold under the Edy’s brand name generally throughout the remaining regions of the United States and certain markets in the Caribbean and Europe. The Dreyer’s and Edy’s line of ice cream and related products are distributed through a direct-store-delivery distribution network further described below under the caption “Marketing, Sales and Distribution.” These products are relatively expensive and are sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer’s and Edy’s brands enjoy strong consumer recognition and loyalty. The Company also manufactures and distributes branded ice cream and frozen dessert products of other companies.

Markets

     Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of “private label” ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants. The resulting reduction in the demand for milk and the “regular” ice cream brands produced by the independent dairies has caused many such dairies to withdraw from the market. Manufacturing and formulation complexities, broader flavor requirements, consumer preference and brand identity, however, make it more difficult for the chains’ private label brands to compete effectively in the premium market segment. As a result, independent premium brands such as the Company’s are normally stocked by major grocery chains.

     While many foodservice operators, including hotels, schools, hospitals and other institutions, buy ice cream primarily on the basis of price, there are also those in the foodservice industry who purchase ice cream based on its quality. Operators of ice cream shops wanting to feature a quality brand, restaurants that include an ice cream brand on their menu and clubs or chefs concerned with the quality of their fare are often willing to pay for Dreyer’s quality, image and brand identity.

Products

     The Company and its predecessors have always been innovators of flavors, package development and formulation. William A. Dreyer, the founder of Dreyer’s and the creator of Dreyer’s Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road. Dreyer’s was the first manufacturer to produce an ice cream lower in calories. The Company’s Grand Light® formulation was a precursor to the reduced fat and reduced sugar products in the Company’s current product line.

     The Company uses only the highest quality ingredients in its products. The Company’s philosophy is to make changes in its formulations or production processes only to the extent that such changes do not compromise quality for cost even when the industry in general may adopt such new formulation or process compromises. Company brand products include licensed and joint venture products. Dreyer’s and Edy’s Grand Ice Cream® is the Company’s flagship product which utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product is complemented by Dreyer’s and Edy’s Homemade Ice Cream® , a heavier and sweeter line of ice creams, and the Company’s Frozen Yogurt; Grand Light® ; No Sugar Added and Fat Free ice creams. The Company believes these “better for you” products are well-positioned in the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream.

     The Company’s superpremium product line includes Dreyer’s and Edy’s Dreamery™ Ice Cream, Whole Fruit Sorbet, Starbucks® Ice Cream, and Godiva® Ice Cream. The Company distributes Starbucks® Ice Cream products as part of its joint venture with Starbucks Coffee Company, and premium M&M/Mars ice cream products as part of its joint venture with M&M/Mars. The Company also manufactures and distributes Godiva® Ice Cream, a superpremium product produced by the Company under a long-term license with Godiva® Chocolatier. The Company also produces and markets Grand Soft® , a premium soft serve product. The Company’s novelty line features Dreyer’s and Edy’s Ice Cream Bars, Whole Fruit Bars, Sundae Cones and Starbucks® Frappuccino Bars. The Company also distributes and, in some instances, manufactures selected branded frozen dessert products of other companies.

     The Company’s product lines now include approximately 130 flavors. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and intensity of consumer response.

     The Company holds registered trademarks on many of its products. Dreyer’s believes that consumers associate the Company’s trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are not significant, nor have they been significant in the past.

     In addition to its company brand products, the Company also distributes products for other manufacturers, or partner brands. Ben & Jerry’s and Healthy Choice are two of the Company’s partner brands.

Marketing, Sales and Distribution

Marketing

     The Company’s marketing strategy is based upon management’s belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways - taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product’s quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer following. It is the Company’s goal to develop such a consumer following in each major market in which it does business.

The Strategic Plan

     In 1994, the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Strategic Plan). The key elements of this plan are: 1) to build high-margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company’s direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business, Grand Soft. The investments which were required to fund the brand-building actions and national expansion and to support the Grand Soft business substantially increased the Company’s cost structure.

     Beginning in late 1997 and continuing into 1998, the cost of dairy raw materials, the primary ingredient in ice cream, increased significantly. These costs peaked in 1998 at a rate more than double of that experienced in 1997. This increase reduced the Company’s 1998 gross profit by approximately $22,000,000 when compared with 1997. Aggressive discounting by the Company’s competitors made it difficult to raise prices by an amount sufficient to compensate for these higher dairy raw material costs. During this same period, sales volumes of the Company’s “better for you” products continued the significant decline that began in 1997, consistent with an industry-wide trend. Since these “better for you” products enjoy higher margins than the Company’s classic ice cream, the volume decline had a significant impact on the Company’s profitability in 1998. Finally, in August 1998, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) informed the Company of its intention to terminate its distribution contract. Subsequent negotiations with Ben & Jerry’s revised the original contract terms to allow the Company to distribute Ben & Jerry’s products in a smaller geographic area. Starting September 1, 1999, this was estimated to reduce the Company’s distribution gross profit of Ben & Jerry’s products by approximately 54 percent. The Company estimates that the distribution gross profit in the markets where it stopped distributing Ben & Jerry’s products represented approximately six percent, or $13,000,000, of its gross profit in 1998.

     The above factors: the higher dairy raw material costs; the decline in “better for you” volumes; and the reduction in Ben & Jerry’s sales had in the past, and may continue to have in the future, a negative effect on the Company’s gross profit and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded restructuring actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the 1998 restructuring actions.

     The Company intends to continue to pursue the benefits of the Strategic Plan through four long-term initiatives. These initiatives are as follows: 1) growth in share and sales in the premium ice cream business; 2) expansion of the Company’s new, higher-margin superpremium ice cream brands; 3) accelerated development of the Company’s business in a wider number of retail channels, especially mass-merchandisers, convenience stores, and foodservice outlets; and 4) a focus on improved productivity through a reduction in total delivered costs, meaning the per-unit costs of manufacturing, selling and distribution, and support activities.

Sales

     Three customers, Kroger Co., Albertson’s, Inc. and Safeway, Inc., each accounted for ten percent or more of 2000 sales. The Company’s export sales were about one percent of 2000 sales.

     The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

Premium and Superpremium Products and Channel Development

     The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. In the premium segment, the 2000 launch of the new co-branded M&M/Mars line has increased the Company’s presence in the premium category. These products are being manufactured and distributed by the Company under the terms of the joint venture agreement. The formation of this long-term partnership with M&M/Mars to market a new line of ice cream products featuring M&M/Mars leading candy brands is consistent with the Company’s strategy to expand its portfolio of brands and products to reach consumers across the entire ice cream category. In addition, the Company has had significant success in the superpremium segment in recent years with the introductions of Dreyer’s and Edy’s Dreamery™ Ice Cream, Whole Fruit Sorbet, Starbucks® Ice Cream, and Godiva® Ice Cream. In 2000, the Company signed a new agreement with Ben & Jerry’s to resume national distribution of its superpremium product line to the grocery channel in the Spring of 2001 and to work together with Ben & Jerry’s to expand the Company’s distribution of Ben & Jerry’s products in non-grocery channels.

     For additional information, see the discussions set forth under the captions “Revision of Ben & Jerry’s Distribution Agreement”, “New Ben & Jerry’s Distribution Agreement” and “1998 Restructuring Program and Other Actions” in “Management’s Discussion and Analysis” under Item 7 of this Annual Report on Form 10-K.

Direct-store-delivery Distribution Network

     Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery distribution network to distribute the Company’s products directly to the retail ice cream cabinet by either the Company’s own personnel or independent distributors who primarily distribute the Company’s products. This store level distribution allows service to be tailored to the needs of each store. The Company believes this service ensures superior product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company’s products are sold. Under the Strategic Plan, the Company’s distribution network has been significantly expanded to where the Company’s products are available to retail outlets serving approximately 89 percent of the households in the United States. This distribution network is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

     In connection with the expansion of the Company’s distribution network, the Company has entered into various distributor acquisitions. On February 9, 2000, the Company purchased the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc., the parent of Sunbelt Distributors, Inc., the Company’s independent distributor in Texas. On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P., the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest.

     The distribution network in the West now includes 13 distribution centers operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego, Houston, Seattle and Denver. The Company also has independent distributors handling the Company’s products in various areas of the thirteen western states, the Far East and South America.

     Distribution in the remainder of the United States is under the Edy’s brand name with most of the distribution handled through 18 Company-owned distribution centers, including centers in the New York/New Jersey metropolitan area, Chicago, the Washington/Baltimore metropolitan area, Atlanta, Tampa and Kansas City. The Company also has independent distributors handling the Company’s products in certain market areas east of the Rocky Mountains, the Caribbean and Europe.

     Taken together, independent distributors accounted for approximately 18 percent of the Company’s consolidated sales in fiscal 2000. The Company’s agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     Each distributor, whether Company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

Manufacturing

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. The Company also has manufacturing agreements with five different companies to produce a portion of its novelty products. During 2000, approximately 8,000,000 dozens (80 percent of total novelty production) of Dreyer’s and Edy’s Ice Cream Bars and Whole Fruit Bars and Starbucks® Frappuccino Bars were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 2000, the Company manufactured approximately 11,000,000 gallons of product under these agreements. Total production, including both company brands and other manufacturers’ brands was 120,000,000 gallons during 2000.

     The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. Historically, and over the long term, the Company has been able to compensate for increases in the price level of these commodities through price increases and manufacturing and distribution operating efficiencies. During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. During 1999, dairy raw material costs favorably impacted gross profit by approximately $15,000,000 as compared to 1998. During 1998, the increase in dairy raw material costs unfavorably impacted gross profit by $22,000,000 as compared to 1997. Dairy raw material costs have been unfavorable thus far during 2001 as compared to 2000.

     Other cost increases such as labor and general administrative costs were offset by productivity gains and other operating efficiencies.

     In order to ensure consistency of flavor, each of the Company’s manufacturing plants purchase, to the extent practicable, all of its required dairy ingredients from a limited number of suppliers. These dairy products and most other ingredients or their equivalents are available from multiple sources. The Company maintains a rigorous process for evaluating qualified alternative suppliers of its key ingredients.

Competition

     The Company’s manufactured products compete on the basis of brand image, quality, breadth of flavor selection and price. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and the other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat and reduced sugar ice cream products generally require technologically-sophisticated formulations and production in comparison to standard or “regular” ice cream products.

     Much of the Company’s competition comes from the “private label” brands produced by or for the major supermarket chains. These brands generally sell at prices below those charged by the Company for its products. Because these brands are owned by the retailer, they often receive preferential treatment when the retailers allocate available freezer space. The Company’s competition also includes premium and superpremium ice creams produced by other ice cream manufacturers, some of whom are owned by parent companies much larger than the Company.

Employees

     On December 30, 2000, the Company had approximately 4,300 employees. The Company’s Union City manufacturing and distribution employees are represented by the Teamsters Local 853 and by the International Union of Operating Engineers, Stationary Local No. 39. The contract with Teamsters Local 853 for the Company’s manufacturing employees is currently being renegotiated; the former contract expired December 31, 2000 and automatically was extended during negotiations. The contract with Teamsters Local 853 for sales and distribution employees expires in September 2003. The contract with the International Union of Operating Engineers, Stationary Local No. 39 expires in August 2001. Certain of the Company’s employees in the Monterey area are represented by the General Teamsters, Warehousemen and Helpers Union Local 890, whose contract expires in June 2001. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expires in August 2004. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expires in January 2004. The Company has never experienced a strike by any of its employees.

Item 2.   Properties.

The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 40,000 square feet of manufacturing, dry storage and office space and 60,000 square feet of cold storage warehouse space. The plant has estimated capacity of 51,000,000 gallons per year. During 2000, the facility produced approximately 19,000,000 gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 89,000 square feet of manufacturing, dry storage and office space and 9,000 square feet of cold storage space. The lease on this property, including renewal options, expires in 2022. The plant has estimated capacity of 32,000,000 gallons per year. During 2000, the facility produced approximately 18,000,000 gallons of ice cream and related products.

     The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 55,000 square feet of cold and dry storage warehouse space and office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 58,000 square feet of manufacturing and office space and 104,000 square feet of dry and cold storage space. The plant has estimated capacity of 64,000,000 gallons per year. During 2000, the facility produced approximately 54,000,000 gallons of ice cream and related products. The Company’s original purchase and development of the Fort Wayne facility was financed by industrial development bonds and the property is pledged as collateral to secure payment of the Company’s obligations to the issuer of the irrevocable letter of credit established for the benefit of the bondholders.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 50,000 square feet of manufacturing, dry storage and office space and 80,000 square feet of cold storage warehouse space. The plant has estimated capacity of 36,000,000 gallons per year. During 2000, this facility produced approximately 22,000,000 gallons of ice cream and related products. As discussed under the caption, “1998 Restructuring Program and Other Actions” of “Management’s Discussion and Analysis” under Item 7 of this Annual Report on Form 10-K, the Company expects to realize substantially lower production volumes over the remaining useful life of its Houston, Texas manufacturing plant than originally contemplated. However, the Company anticipates that the production levels at the Texas manufacturing plant may increase for the next several years pending the addition of more manufacturing capacity in the eastern half of the United States.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 13,000 square feet of manufacturing, dry storage and office space and 13,000 square feet of cold storage space. Another 18,000 square feet of cold storage space and 4,000 square feet of office space is leased. The plant has estimated capacity of 12,000,000 gallons per year. During 2000, the facility produced approximately 7,000,000 gallons of ice cream and related products.

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

     The Company leases or rents various local distribution and office facilities with leases expiring through the year 2022, including options to renew, except for one that has 87 years remaining under the lease.

Item 3.  Legal Proceedings.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

THIS SPACE INTENTIONALLY LEFT BLANK

Executive Officers of the Registrant

The Company’s executive officers and their ages are as follows:

Name	Position	Age
T. Gary Rogers	Chairman of the Board and Chief Executive Officer	58
William F. Cronk, III	President	58
Edmund R. Manwell	Secretary	58
Thomas M. Delaplane	Vice President — Sales	56
J. Tyler Johnston	Vice President — Marketing	47
Timothy F. Kahn	Vice President — Finance and Administration and
	Chief Financial Officer	47
William R. Oldenburg	Vice President — Operations	54

     All officers hold office at the pleasure of the Board of Directors. There is no family relationship among the above officers.

     Mr. Rogers has served as the Company’s Chairman of the Board and Chief Executive Officer since its incorporation in February 1977.

     Mr. Cronk has served as a director of the Company since its incorporation in February 1977 and has been the Company’s President since April 1981.

     Mr. Manwell has served as Secretary of the Company since its incorporation and as a director of the Company since April 1981. Since March 1982, Mr. Manwell has been a partner in the law firm of Manwell & Schwartz.

     Mr. Delaplane has served as Vice President — Sales of the Company since May 1987.

     Mr. Johnston has served as Vice President —Marketing of the Company since March 1996. From September 1995 to March 1996, he served as Vice President — New Business of the Company. From May 1988 to August 1995, he served as the Company’s Director of Marketing.

     Mr. Kahn has served as Vice President — Finance and Administration and Chief Financial Officer of the Company since March 1998. From 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., including Pizza Hut, Inc.

     Mr. Oldenburg has served as Vice President — Operations of the Company since September 1986.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DRYR” since 1981. On March 23, 2001, the number of holders of record of the Company’s common stock was approximately 5,828. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market:

	High	Low
Fiscal 2000:
First Quarter	$25.125	$14.438
Second Quarter	26.125	21.000
Third Quarter	25.047	20.500
Fourth Quarter	33.563	20.469

Fiscal 1999:
First Quarter	$15.875	$11.750
Second Quarter	17.125	11.500
Third Quarter	19.688	15.125
Fourth Quarter	18.281	15.125

     The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of 2000, 1999 and 1998. On February 14, 2001, the Board of Directors, subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001. The Company’s revolving line of credit agreement prohibits the declaration and payment of dividends in excess of $10,000,000 and $15,000,000 in 2001 and 2002, respectively, and in excess of $20,000,000 in each of the years 2003, 2004 and 2005.

     On November 18, 1997, the Company issued shares of common stock to holders of record on October 30, 1997 to effect a two-for-one common stock split. Unless otherwise indicated, all share information appearing in this report has been restated to reflect this stock split on a retroactive basis.

Item 6.  Selected Financial Data.

	Year Ended December
(In thousands, except per share amounts)	2000(7)	1999	1998	1997	1996

Operations:
Sales and other income(1)	$1,198,114	$1,101,907	$1,025,988	$973,091	$796,195
Income (loss) before cumulative effect of change in
accounting principle	25,378	11,587	(46,510)	8,774	6,997
Net income (loss)	25,378	10,992	(46,510)	8,028	6,997
Net income (loss) available to common stockholders	24,220	9,872	(47,630)	3,968	2,000

Per Common Share(2):
Basic:
Income (loss) before cumulative effect of change in
accounting principle	.86	.38	(1.75)	.18	.08
Net income (loss)	.86	.36	(1.75)	.15	.08

Diluted:
Income (loss) before cumulative effect of change in
accounting principle	.72	.35	(1.75)	.17	.07
Net income (loss)	.72	.33	(1.75)	.14	.07
Dividends declared(3)	.12	.12	.12	.12	.12

Balance Sheet:
Total assets(4)	468,451	441,065	461,721	502,146	477,763
Working capital(4)	59,114	29,513	61,059	78,576	70,136
Long-term debt(5)	121,214	104,257	169,781	165,913	163,135
Redeemable convertible preferred stock(6)	100,540	100,078	99,654	99,230	98,806
Stockholders’ equity	100,372	73,694	61,174	108,688	102,919

(1)	As a result of EITF 00-14, “Accounting for Sales Incentives”, discounts and other sales incentives (including certain trade promotion expenses and coupon redemption costs), which the Company presently classifies as a selling, general and administrative expense, will be shown as a reduction of sales beginning in the second quarter of 2001. This reclassification will have no effect on net income (loss) as previously reported.

(2)	Retroactively restated to reflect the effects of the common stock split in 1997.

(3)	On February 14, 2001, the Board of Directors declared its intention to increase the regular quarterly dividend from $.03 per common share for each quarter of 2000 to $.06 per common share for each quarter of 2001.

(4)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

(5)	Excludes current portion of long-term debt.

(6)	Redeemable on June 30, 2001.

(7)	The Company’s fiscal year is a 52-week or a 53-week period ending on the last Saturday in December. Fiscal year 2000 consisted of 53 weeks, while fiscal years 1999, 1998, 1997 and 1996 each consisted of 52 weeks.

9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have identified that forward-looking statements are contained in this Annual Report on Form 10-K. Also, in connection with this “safe harbor” provision, the Company identifies important factors that could cause the Company’s actual results to differ materially. Those factors include but are not limited to those discussed in the “Risks and Uncertainties” section below. Any such statement is qualified by reference to the cautionary statements set forth below and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Such forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual actions or results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

Risks and Uncertainties

The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause such a difference include, but are not limited to, the Company’s ability to achieve the cost reductions anticipated from its restructuring program and to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company’s products, competitors’ marketing and promotion responses, market conditions affecting the price of the Company’s products, the Company’s ability to increase sales of its own branded products, responsiveness of the trade and consumers to the Company’s new products and increased marketing and trade promotion expenses.

Financial Summary

The Company recorded net income available to common stockholders of $24,220,000, or $.72 per diluted common share, for the 53 weeks ended December 30, 2000. These results represent a substantial improvement over the net income available to common stockholders of $9,872,000, or $.33 per diluted common share, for the 52 weeks ended December 25, 1999. Consolidated sales increased nine percent over 1999 to $1,194,356,000. The improved results for 2000 reflect the effect of increased sales of higher-margin products, comparatively lower dairy raw material costs, higher average wholesale prices, and higher unit sales of the Company’s established brands.

RESULTS OF OPERATIONS

53 Weeks Ended 2000 Compared with 52 Weeks Ended 1999

Consolidated sales for 2000 increased $94,539,000, or nine percent, to $1,194,356,000 from $1,099,817,000 for 1999.

     Sales of the Company’s branded products, including our licensed and joint venture products (company brands), increased $110,836,000, or 15 percent, to $840,356,000 from $729,520,000 for 1999. Company brands represented 70 percent of consolidated sales in 2000 compared with 66 percent in 1999. The increase in sales of the Company’s branded products resulted from increased sales of higher-margin products, higher average wholesale prices and higher unit sales of the Company’s established brands. The products that led this increase were the co-branded M&M/Mars line, superpremium Dreamery™ Ice Cream, premium Dreyer’s Grand Ice Cream and Edy’s Grand Ice Cream and Whole Fruit Bars. Average wholesale prices for the Company’s branded products increased approximately six percent, before the effect of increased trade promotion expenses which are classified as selling general and administrative expenses (see “New Accounting Pronouncement”). This increase was due to the combined effect of higher wholesale prices and a shift in mix to higher-priced products. Gallon sales of the Company’s branded products increased 9,000,000 gallons, or nine percent, to approximately 109,000,000 gallons. The average national dollar market share of the Company’s Dreyer’s and Edy’s branded premium packaged products was 14.9 percent in 2000 compared to 14.5 percent in 1999. The same statistic for superpremium packaged products was 24.9 percent in 2000 compared to 19.3 percent in 1999.

     Sales of products distributed for other manufacturers (partner brands) decreased $16,297,000 or four percent, to $354,000,000 from $370,297,000 for 1999. Sales of partner brands represented 30 percent of consolidated sales in 2000 compared with 34 percent in 1999. The primary cause of the decrease in partner brand sales for 2000 was that the Company began distributing Ben & Jerry’s products in a smaller geographic area during September 1999. (see “New Ben & Jerry’s Distribution Agreement”). Average wholesale prices for partner brands increased approximately two percent, while unit sales decreased six percent.

     Cost of goods sold increased $51,505,000, or six percent, over 1999, while the gross margin increased to 26 percent from 24 percent. This gross margin improvement was primarily the result of increased sales of higher-margin products, comparatively lower dairy raw material costs, higher average wholesale prices, and higher unit sales of the Company’s established brands. The effect of these positive factors more than offset the loss of distribution gross profit from Ben & Jerry’s sales. (see “New Ben & Jerry’s Distribution Agreement”). The impact of the decrease in dairy raw material costs favorably impacted gross profit in 2000 by approximately $9,300,000 as compared to 1999.

     Other income increased $1,668,000, or 80 percent, to $3,758,000 from $2,090,000 for 1999 due to an increase in brokerage income partially offset by a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $20,593,000, or nine percent, to $255,739,000 from $235,146,000 for 1999 but remained unchanged as a percentage of total sales at 21 percent. This increase primarily reflects marketing spending, including trade promotion expenses (see “New Accounting Pronouncement”) related to the ongoing support of the Dreamery™ line and the Dreyer’s and Edy’s premium portfolio and, to a lesser extent, increases in adminstrative expenses. Costs associated with the Company’s earlier bid to acquire Ben & Jerry’s and the subsequent negotiations of the national distribution agreement also contributed to the increase.

     Interest expense increased $902,000, or eight percent, over 1999, primarily due to higher average borrowings required for funding acquisitions.

     The income tax provision increased due to a correspondingly higher pre-tax income in 2000. The effective tax rate decreased slightly to 37.5 percent from 38.1 percent for 1999. The Company’s income tax provisions for 2000 and 1999 differ from tax provisions calculated at the federal statutory tax rate primarily due to tax credits and state income taxes.

52 Weeks Ended 1999 Compared with 52 Weeks Ended 1998

Consolidated sales for 1999 increased $77,482,000, or eight percent, to $1,099,817,000 from $1,022,335,000 for 1998.

     Sales of the Company’s branded products, including our licensed and joint venture products (company brands), increased $81,775,000, or 13 percent, to $729,520,000, from $647,745,000 for 1998. Company brands represented 66 percent of consolidated sales in 1999 compared with 63 percent in 1998. The increase in sales of the Company’s branded products resulted from the introduction of new, higher-margin products, increased average wholesale prices and higher unit sales of the Company’s established brands. The products that led this increase in sales were Dreyer’s and Edy’s Grand Ice Cream, the recently introduced Dreamery™ Ice Cream and Godiva® Ice Cream. Despite the fact that sales of the Company’s “better for you” products continued their decline, although at a slower rate, the Company’s market share increased. The increase was due to the fact that the Company’s “better for you” product sales declined at a slower rate than the industry as a whole. Average wholesale prices for the Company’s branded products increased approximately seven percent, before the effect of increased trade promotion expenses. This increase was due to the combined effect of higher wholesale prices and a shift in mix to higher-priced products. Gallon sales of the Company’s branded products increased 7,000,000 gallons, or eight percent, to approximately 100,000,000 gallons. The average national dollar market share of the Company’s Dreyer’s and Edy’s branded premium packaged products was 14.5 percent in 1999 compared to 14.8 percent in 1998. The same statistic for superpremium packaged products was 19.3 percent in 1999 compared to 10.8 percent in 1998.

     Sales of products distributed for other manufacturers (partner brands) decreased $4,293,000, or one percent, to $370,297,000 from $374,590,000 for 1998. Sales of partner brands represented 34 percent of consolidated sales in 1999 compared with 37 percent in 1998. The primary cause of the decrease in partner brand sales for 1999 was that the Company began distributing Ben & Jerry’s products in a smaller geographic area during September 1999. Average wholesale prices for partner brands increased approximately three percent, while unit sales decreased five percent.

     Cost of goods sold increased $10,045,000, or one percent, over 1998, while the gross margin increased to 24 percent from 19 percent. This gross margin improvement was primarily the result of increased sales of new, higher-margin products, comparatively lower dairy raw material costs, higher average wholesale prices, and higher unit sales of the Company’s established brands. These improvements were partially offset by reduced sales of Ben & Jerry’s products. The impact of the decrease in dairy raw material costs favorably impacted gross profit in 1999 by approximately $15,000,000 as compared to 1998.

     Other income decreased $1,563,000, or 43 percent, to $2,090,000 from $3,653,000 for 1998 due to a decline in earnings from a joint venture accounted for under the equity method.

     Selling, general and administrative expenses increased $22,995,000, or 11 percent, to $235,146,000 from $212,151,000 for 1998. Selling, general and administrative expenses represented 21 percent of consolidated sales in 1999 and 1998. Selling, general, and administrative expenses in 1998 included a $5,000,000 bad debt provision for an independent distributor’s trade accounts receivable. Excluding the effect of the bad debt provision, selling, general and administrative expenses would have increased by $27,995,000, or 14 percent, over 1998. This increase primarily reflects significantly higher trade promotion and marketing expenses associated with the launch of new products.

     As discussed in “The Strategic Plan and Restructuring Program” section of this Management’s Discussion and Analysis, the Company implemented a restructuring program and other actions during 1998. As a part of this restructuring program, the Company pursued various proposals relating to the outsourcing from the equipment manufacturing business of its Grand Soft unit during 1999. An analysis of purchase offers received on this business concluded that an outright sale was not economically feasible. As an alternative, the Company’s Grand Soft unit outsourced its equipment production to an independent sub-manufacturer. As a result, the Company completed the outsourcing from the equipment manufacturing business at a cost less than originally estimated and recorded a $1,315,000 reversal of the excess restructuring accrual in the 1999 Consolidated Statement of Operations.

     Interest expense decreased $1,556,000, or 12 percent, over 1998, primarily due to lower average borrowings.

     The income tax provision increased due to a correspondingly higher pre-tax income in 1999. The effective tax rate increased to 38.1 percent from 37.9 percent for 1998. The Company’s income tax provisions for 1999 and 1998 differ from tax provisions calculated at the federal statutory tax rate primarily due to tax credits and state income taxes.

     In the first quarter of 1999, the Company adopted Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share, in the first quarter of 1999.

The Strategic Plan and Restructuring Program

In 1994, the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Strategic Plan). The key elements of this plan are: 1) to build high-margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company’s direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business, Grand Soft. The investments which were required to fund the brand-building actions and national expansion and to support the Grand Soft business substantially increased the Company’s cost structure.

     Beginning in late 1997 and continuing into 1998, the cost of dairy raw materials, the primary ingredient in ice cream, increased significantly. These costs peaked in 1998 at a rate more than double of that experienced in 1997. This increase reduced the Company’s 1998 gross profit by approximately $22,000,000 when compared with 1997. Aggressive discounting by the Company’s competitors made it difficult to raise prices by an amount sufficient to compensate for these higher dairy raw material costs. During this same period, sales volumes of the Company’s “better for you” products continued the significant decline that began in 1997, consistent with an industry-wide trend. Since these “better for you” products enjoy higher margins than the Company’s classic ice cream, the volume decline had a significant impact on the Company’s profitability in 1998. Finally, in August 1998, Ben & Jerry’s informed the Company of its intention to terminate its distribution agreement. Subsequent negotiations with Ben & Jerry’s revised the original contract terms to allow the Company to distribute Ben & Jerry’s products in a smaller geographic area. Starting September 1, 1999, this was estimated to reduce the Company’s distribution gross profit of Ben & Jerry’s products by approximately 54 percent. The Company estimates that the distribution gross profit in the markets where it stopped distributing Ben & Jerry’s products represented approximately six percent, or $13,000,000, of its gross profit in 1998.

     The above factors: the higher dairy raw material costs; the decline in “better for you” volumes; and the reduction in Ben & Jerry’s sales, has in the past, and may continue to have in the future, a negative effect on the Company’s gross profit and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded restructuring actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the restructuring actions.

     The Company intends to continue to pursue the benefits of the Strategic Plan through four long-term initiatives. These initiatives are as follows: 1) growth in share and sales in the premium ice cream business; 2) expansion of the Company’s new, higher-margin superpremium ice cream brands; 3) accelerated development of the Company’s business in a wider number of retail channels, especially mass-merchandisers, convenience stores, and foodservice outlets; and 4) a focus on improved productivity through a reduction in total delivered costs, meaning the per-unit costs of manufacturing, selling and distribution, and support activities.

     The Company continues to make progress towards the key elements of the Strategic Plan. This progress has yielded an increased market share in a consolidating industry. For example, the Company has had significant success in the superpremium segment in recent years with the introductions of Dreyer’s and Edy’s Dreamery™ Ice Cream, Whole Fruit Sorbet, Starbucks® Ice Cream, and Godiva® Ice Cream. In 2000, the Company signed a new agreement with Ben & Jerry’s to resume national distribution of its superpremium product line to the grocery channel in the Spring of 2001 and to work together with Ben & Jerry’s to expand the Company’s distribution of Ben & Jerry’s products in non-grocery channels. In the premium segment, the 2000 launch of the new co-branded M&M/Mars line has increased the Company’s presence in the premium category. These products are being manufactured and distributed by the Company under the terms of the joint venture agreement. The formation of this long-term partnership with M&M/Mars to market a new line of ice cream products featuring M&M/Mars’ leading candy brands is consistent with the Company’s strategy to expand its portfolio of brands and products to reach consumers across the entire ice cream category.

Revision of Ben & Jerry’s Distribution Agreement

During the third quarter of 1998, Ben & Jerry’s notified the Company of its intention to terminate the distribution agreement between the Company and Ben & Jerry’s. The Company subsequently entered into negotiations with Ben & Jerry’s to resolve issues associated with the pending termination. In the first quarter of 1999, the companies reached a resolution regarding these termination issues by amending the existing distribution agreement and entering into a new distribution agreement. The Company retained the rights to distribute Ben & Jerry’s products in all existing markets, except the New York metropolitan area (discussion follows in “1998 Restructuring Program and Other Actions” section of this Management’s Discussion and Analysis), and on terms and conditions different in some respects from those in place prior to the amendment. The Company stopped distributing Ben & Jerry’s products in New York on April 1, 1999. After August 1999, the Company continued to distribute Ben & Jerry’s in selected markets covering a smaller geographic area under the terms of the new distribution agreement. The Company received a reduced margin for distributing Ben & Jerry’s in selected markets in 1999, but was no longer prohibited from competing directly with Ben & Jerry’s in the superpremium ice cream category in all markets after August 1999. In addition to notifying the Company of its intention to terminate the distribution agreement above, Ben & Jerry’s notified the Company of its intention to terminate its separate distribution agreement with the Company’s independent distributor in Texas (discussion follows in the 1998 Restructuring Program and Other Actions of this Management’s Discussion and Analysis).

     The distribution gross profit on Ben & Jerry’s products contributed just over 11 percent of the Company’s gross profit in 1998. The Company estimates that the distribution margin received in the markets where the Company stopped distributing Ben & Jerry’s products in 1999 contributed approximately six percent, or $13,000,000, of its total gross profit in 1998.

New Ben & Jerry’s Distribution Agreement

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry’s Homemade, Inc., now a Unilever subsidiary. Under this agreement, the Company became the distributor of Ben & Jerry’s products for the grocery channel in all of its company-operated markets across the country. The Company and Ben & Jerry’s are expanding the Company’s role as a Ben & Jerry’s distributor in other non-grocery channels, such as convenience stores. The agreement took effect on March 5, 2001, has a term of five years, and automatically renews for two additional five-year periods unless terminated by either party at the end of each five-year period.

1998 Restructuring Program and Other Actions

The implementation of the 1998 restructuring program and other actions resulted in a pre-tax charge to earnings of $59,114,000 in 1998. This included $10,590,000 recorded in the third quarter which related primarily to Ben & Jerry’s actions that occurred in September 1998 and to a severance program, which management had already begun in advance of board approval of the remainder of the restructuring program. The remaining charges totaling $48,524,000 were recorded in the fourth quarter of 1998.

     The five key elements of the restructuring program and other actions follow:

     (1)   In 1998, the Company decided to exit the equipment manufacturing business associated with its Grand Soft ice cream unit. The Grand Soft business consists of both ice cream sales and equipment manufacturing operations. The Company has remained in the profitable ice cream portion of this business, but has outsourced the unprofitable equipment manufacturing operations.

     In the fourth quarter of 1998, the Company recorded $8,696,000 in asset impairment charges and $2,258,000 in estimated closing costs associated with the outsourcing from this business. The $8,696,000 charge is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations and is comprised of $5,714,000 of goodwill, $1,956,000 of property, plant and equipment and $1,026,000 of inventory and other assets. The remaining assets of Grand Soft totaled $1,762,000 at December 26, 1998 and consisted primarily of trade accounts receivable, which were fully recoverable. The assets were written down to net realizable value based on an estimate of what an independent third party would pay for the assets of the business.

     The charge of $2,258,000 for closing costs is included in the provision for restructuring charges in the 1998 Consolidated Statement of Operations and a $2,258,000 liability was included in accounts payable and accrued liabilities in the 1998 Consolidated Balance Sheet, as no closing costs were paid in 1998. The closing costs were based on estimates of legal fees, employee separation payments and expected settlements. The closing costs estimate included $576,000 of severance-related costs for the 23 employees, from all areas of responsibility, who were notified of their pending terminations prior to December 26, 1998. During 1999, the Company paid $811,000 of closing costs.

     During 1999, an analysis of purchase offers received on the Grand Soft equipment manufacturing business concluded that an outright sale was not economically feasible. As an alternative, the Company’s Grand Soft unit outsourced its equipment production to an independent sub-manufacturer. As a result, the Company completed the outsourcing of the equipment manufacturing business at a cost less than originally estimated and recorded a $1,315,000 reversal of the excess restructuring accrual in the 1999 Consolidated Statement of Operations. The accrued liability of $132,000 in severance-related costs at December 25, 1999 was paid during 2000.

     The Grand Soft manufacturing operations generated revenues of $3,093,000 and $3,346,000, and incurred pre-tax operating losses of $(2,335,000) and $(2,274,000) in 1998 and 1997, respectively.

     (2)   The Company implemented a program designed to reduce operating expenses in manufacturing, sales and distribution, and administration. Core pieces of this program included outsourcing of certain non-strategic activities, consolidation of warehouse facilities and selected reductions in sales and distribution staffing. These actions were completed in the fourth quarter of 1998.

     As part of this program, the Company reviewed operations at all of its manufacturing facilities in order to identify and dispose of under-utilized assets. As a result of this review, the Company recorded a charge to cost of goods sold of $5,317,000 in the fourth quarter of 1998, related primarily to the write-down of manufacturing assets.

     In connection with reducing operating expenses for sales and distribution, the Company recorded $1,042,000 of severance and related charges in the fourth quarter of 1998 that are included in the provision for restructuring charges in the 1998 Consolidated Statement of Operations. A total of 38 sales and distribution employees were to be terminated under this program. Of this total, 16 were terminated in 1998 and paid $153,000 in severance benefits. The remaining 22 employees were notified of their pending terminations prior to December 26, 1998. An accrual for severance benefits of $889,000 was outstanding at December 26, 1998. During 1999, the Company paid $632,000 in severance benefits. The remaining accrued liability at December 25, 1999 totaling $257,000 was repaid during 2000.

     The Company also recorded a $933,000 charge to cost of goods sold in the third quarter of 1998 for severance actions begun in advance of board approval of the remainder of the restructuring program. The Company paid $514,000 of these severance benefits in 1998, leaving a liability of $419,000, which is included in accounts payable and accrued liabilities in the 1998 Consolidated Balance Sheet. During 1999, the Company paid the remaining severance benefits totaling $419,000. Accordingly, there was no liability remaining for these severance benefits at December 25, 1999.

     In addition, in 1998, the Company charged to expense $4,478,000 of previously capitalized costs classified as property, plant and equipment associated with the expansion of its headquarters, as the expansion plan was canceled in an effort to reduce future administration costs. The $4,478,000 charge was based on a third-party independent appraisal of the fair market value of the related real property and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     (3)   The Company, in carrying out its national expansion program, made significant investments to support an aggressive expansion in Texas. These investments, while building sales volume, delivered results below expectations. The Company modified this expansion strategy in order to concentrate on more profitable opportunities. The objective in Texas has been to preserve volumes while seeking margin improvement. As a result of this change in strategy, the Company expects to realize substantially lower production volumes over the remaining useful life of its Texas manufacturing plant than originally contemplated. The Company therefore concluded that its investment in the Texas plant was non-recoverable and recorded an impairment charge of $16,200,000 in the fourth quarter of 1998 to reduce the net book value of the plant to its estimated fair market value. The $16,200,000 impairment charge was based on a third-party independent appraisal and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     The Company anticipates that the production levels at the Texas manufacturing plant may increase for the next several years pending the addition of more manufacturing capacity in the eastern half of the United States. Despite these short-term increases, the Company projects that production at the Texas manufacturing plant will remain below the volume originally contemplated.

     (4)   As previously mentioned, Ben & Jerry’s indicated its intention to terminate its separate distribution agreement with the Company’s independent distributor in Texas, Sunbelt Distributors, Inc. (Sunbelt), in which the Company had a 16 percent minority equity interest. Ben & Jerry’s action placed at significant risk the recoverability of the Company’s equity investment, distribution rights, and trade accounts receivable relating to this distributor. In the third quarter of 1998, the Company recorded a bad debt provision of $5,000,000 relating to the trade accounts receivable, when originally notified of the Ben & Jerry’s decision. The $5,000,000 bad debt provision is included in selling, general and administrative expenses in the 1998 Consolidated Statement of Operations. In light of Ben & Jerry’s plans to terminate its relationship with Sunbelt and the previously noted change in the Company’s Texas strategy, the Company evaluated the recoverability of all assets associated with Sunbelt. Accordingly, in addition to the bad debt allowance recorded in the third quarter of 1998, the Company recorded additional charges of $10,533,000 in the fourth quarter of 1998 related to the impairment of its minority equity investment and distribution rights associated with the Company’s agreement with Sunbelt. The Company concluded that these assets were unrecoverable due to the substantially-reduced profits and cash flow resulting from Ben & Jerry’s decision to terminate Sunbelt’s distribution agreement. The $10,533,000 charge, which is comprised of $9,449,000 of distribution rights and $1,084,000 of the equity investment, is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     During the first quarter of 2000, the Company determined that the outlook for Sunbelt’s business was likely to improve, due to new distribution agreements with other frozen food manufacturers, and due to the prospective impact of the Company’s new products. Therefore, in order to further stabilize its business in Texas, the Company made the decision to acquire full ownership of Cherokee Cream Company, Inc. (Cherokee) and its wholly-owned subsidiary, Sunbelt. The Company purchased the remaining 84 percent of the outstanding common stock of Cherokee on February 9, 2000, for $7,855,000. However, because the potential business improvements in Sunbelt are prospective, and because Sunbelt had not significantly reduced its past-due receivable balances with the Company, the Company made the determination that it was not appropriate to reverse any of the bad debt allowance previously established relating to Sunbelt’s trade accounts receivable.

     (5)   Due to the notice of termination from Ben & Jerry’s, the Company charged to expense $4,657,000 of the unamortized portion of distribution rights related to the acquisition of the Ben & Jerry’s New York distributor. The Company acquired this business in 1989 as part of the development of its long-standing relationship with Ben & Jerry’s. The other tangible assets of this business were merged with the Company’s New York operations and are fully recoverable. This charge was recorded in the third quarter of 1998 and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

The following table summarizes the classification of the charges (reversals) in the 1999 and 1998 Consolidated Statement of Operations related to the restructuring program and other actions:

	1998			1999
(In thousands)	Third Quarter	Fourth Quarter	Full Year	Full Year
(Reversal of) provision for
restructuring charges:
Grand Soft	$	$ 2,258	$ 2,258	$(1,315)
Sales and distribution severance		1,042	1,042

		3,300	3,300	(1,315)

Impairment of long-lived assets:
Grand Soft		8,696	8,696
Texas plant		16,200	16,200
Texas independent distributor		10,533	10,533
Ben & Jerry’s revision	4,657		4,657
Headquarters’ expansion		4,478	4,478

	4,657	39,907	44,564

Other charges:
Texas independent distributor	5,000		5,000
Sales and distribution severance	933		933
Asset disposals		5,317	5,317

	5,933	5,317	11,250

	$10,590	$48,524	$59,114	$(1,315)

     During 1999, the restructuring program and other actions were completed with the exception of the payment of $389,000 of remaining severance and related benefits. During 2000, the Company made payments totaling $389,000 of which $132,000 related to Grand Soft expenses and $257,000 was for sales and distribution severance.

     The following table summarizes the 2000, 1999 and 1998 activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:

	Restructuring Accruals			Other Accruals
(In thousands)	Grand Soft	Sales and Distribution Severance	Subtotal	Sales and Distribution Severance	Total
Balances at December 27, 1997	$	$	$	$	$
Additions	2,258	1,042	3,300	933	4,233
Payments		(153)	(153)	(514)	(667)
Reversals

Balances at December 26, 1998	2,258	889	3,147	419	3,566
Additions
Payments	(811)	(632)	(1,443)	(419)	(1,862)
Reversals	(1,315)		(1,315)		(1,315)

Balances at December 25, 1999	132	257	389		389
Additions
Payments	(132)	(257)	(389)		(389)
Reversals

Balances at December 30, 2000	$	$	$	$	$

New Accounting Pronouncement

At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, “Accounting for Certain Sales Incentives”(EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction in revenue at the date of sale. At the present time, the Company classifies these incentives (including certain trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense. During 2000, 1999 and 1998, these incentives, as currently defined in this pronouncement, totaled $129,876,000, $99,980,000 and $86,066,000, respectively. The reclassification of these expenses will result in a decrease in company brand and total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 as required in the second quarter of 2001. Reclassification of prior period financial statements is required.

Seasonality

The Company experiences more demand for its products during the spring and summer than during the fall and winter. The Company’s inventory is maintained at the same general level relative to sales throughout the year by adjusting production and purchasing schedules to meet demand. The ratio of inventory to sales typically does not vary significantly from year to year.

Effects of Inflation and Changing Prices

The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. Historically, and over the long-term, the Company has been able to compensate for increases in the price level of these commodities through price increases and manufacturing and distribution operating efficiencies. During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. During 1999, dairy raw material costs favorably impacted gross profit by approximately $15,000,000 as compared to 1998. During 1998, the increase in dairy raw material costs unfavorably impacted gross profit by $22,000,000 as compared to 1997. Dairy raw material costs have been unfavorable thus far during 2001 as compared to 2000.

     Other cost increases such as labor and general administrative costs were offset by productivity gains and other operating efficiencies.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash flows from operating activities provided cash of $43,653,000, $79,123,000 and $29,196,000, in 2000, 1999 and 1998, respectively. Cash flows from operating activities for 2000 were primarily used to fund capital expenditures of $24,513,000 and to make distributor acquisitions totaling $28,137,000. Cash flows from operating activities for 1999 of $79,123,000 were primarily used to fund capital expenditures of $23,756,000 and to make repayments of long-term debt totaling $55,058,000. The increase in cash flows from operating activities during 1999 is due to improved profitability and working capital management.

     The Company’s cash flows used in investing activities totaled $55,440,000, $24,048,000 and $34,845,000 in 2000, 1999 and 1998, respectively. On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of an independent distributor in Texas for $7,855,000, which includes cash acquired of $204,000. In connection with this transaction, the Company recorded approximately $15,269,000 of goodwill, distribution rights and other intangibles. On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P., the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. The total cost of this acquisition, which was accounted for as a purchase, was $20,182,000 in cash, of which $18,922,000 was paid in 2000. The $20,182,000 was comprised of a payment of $15,550,000 for the purchase of certain assets, and a total of $4,632,000 in legal and other costs. In connection with this transaction, the Company recorded approximately $13,054,000 of goodwill, distribution rights and other intangibles. The decline in capital expenditures from 1998 to 1999 reflects the completion of a phase of capital investment required to support geographical expansion. The 1998 capital expenditures reflect the Company’s expansion of its manufacturing capacity and direct-store-delivery distribution network. The Company plans to make capital expenditures totaling approximately $40,000,000 during 2001. It is anticipated that these expenditures will be largely financed through internally-generated funds and borrowings.

     During 1999 and 1998, cash outflows from investing activities primarily consisted of capital expenditures totaling $23,756,000 and $35,078,000, respectively. The decline in capital expenditures from 1998 to 1999 reflects the completion of a phase of capital investment required to support geographical expansion. The 1998 capital expenditures reflect the Company’s expansion of its manufacturing capacity and direct-store-delivery distribution system.

     During 2001, the Company plans to make capital expenditures totaling approximately $40,000,000. It is anticipated that these expenditures will be largely financed through internally-generated funds and borrowings.

     The Company’s cash flows from financing activities provided cash of $11,350,000 and $3,194,000 during 2000 and 1998 respectively, compared with cash used of $53,088,000 during 1999. Cash provided by financing activities during 2000 primarily consisted of an increase of $141,374,000 in outstanding debt offset by repayments of $130,700,000 under the former revolving line of credit. On July 25, 2000, the Company entered into a new credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 to 1.875 percent. Cash used in financing activities during 1999 primarily reflected repayments of long-term debt. During 1998, borrowings of $12,400,000 on the Company’s line of credit and cash flows from operations were used to make $8,641,000 of payments on the Company’s other debt and to pay $3,950,000 in cash dividends to common and preferred stockholders.

     Working capital increased by $29,601,000 from 1999 to 2000 primarily due to timing of vendor payments. In addition, a $7,978,000 capital lease obligation classified as a current liability was repaid during the second quarter of 2000 through a long-term debt borrowing under the Company’s line of credit.

     The Company reviewed its 1998 restructuring program and other actions with its various banks and private lenders, and secured any modifications to debt agreements required as a result of the restructuring. These modifications resulted in higher interest rates on certain debt securities during 1999, which were more than offset by lower average borrowings. Further, in July 2000, the Company entered into the new line of credit agreement discussed above. The Company anticipates that the restructuring plan will continue to enhance its cash flow through longer-term savings in its cost structure.

     At December 30, 2000, the Company had $2,721,000 in cash and cash equivalents, and an unused credit line of $154,500,000. The total available under the Company’s revolving line of credit is $240,000,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash, and financing capacity, will be adequate to meet both short-term and long-term operating and capital requirements.

     The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of 2000, 1999 and 1998. On February 14, 2001, the Board of Directors subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

     On October 3, 1997, the Series B preferred stock was converted into a total of 1,008,000 shares of redeemable convertible Series A preferred stock (Series A), redeemable on June 30, 2001. The Series A preferred stock is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the shares by paying $100,752,000 on June 30, 2001. The Company presently anticipates that it would fund such redemption from operating cash flows, borrowings or other financing sources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at December 30, 2000.

($ in thousands)	Long-Term Debt	Interest Rates
Fixed Interest Rates:
Senior notes	$42,857	7.68-8.34%
Senior notes	3,400	9.30%
Variable Interest Rates:
Revolving line of credit	85,500	7.85%
Industrial revenue bonds	4,500	5.20%

	$136,257

     If variable interest rates increased ten percent, the Company’s interest expense would increase approximately $694,000.

     The Company does not have short-term or long-term monetary investments. Additionally, the Company does not transact business in foreign currencies. As such, the Company is not at risk due to fluctuations in foreign exchange rates.

     The Company anticipates it will experience unfavorable energy costs, specifically for natural gas, and for electricity at its California facilities in 2001. These California facilities account for approximately 30 percent of the Company’s total production. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company.

THIS SPACE INTENTIONALLY LEFT BLANK

Item 8.   Financial Statements and Supplementary Data.

     The information required by Item 8 is incorporated by reference herein from Part IV, Item 14(a)(1) and (2).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The information set forth under the captions “Board of Directors — Nominees for Director,” “Board of Directors — Continuing Directors,” “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Matters Submitted to a Vote of Stockholders — Election of Directors” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission, and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” is incorporated herein by reference.

Item 11.   Executive Compensation.

     The information set forth under the captions “Executive Compensation” and “Board of Directors — Remuneration of Directors” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

     The information set forth under the captions “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Other Relationships” in the Company’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

Page
(1) Financial Statements:
Consolidated Statement of Operations for each of the three years in the period ended
December 30, 2000	21
Consolidated Balance Sheet at December 30, 2000 and December 25, 1999	22
Consolidated Statement of Changes in Stockholders’ Equity for each of the three years in
the period ended December 30, 2000	23
Consolidated Statement of Cash Flows for each of the three years in the period ended
December 30, 2000	24
Notes to Consolidated Financial Statements	25
Report of Independent Accountants	39

Financial statements of any other 50 percent or less owned company have been omitted because the Company’s proportionate share of income (loss) from continuing operations before income tax provision (benefit) and cumulative effect of change in accounting principle is less than 20 percent of the respective consolidated amounts, and the investment in and advances to any such company is less than 20 percent of consolidated total assets.

(2) Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	45
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

19

     The exhibits listed in the accompanying exhibit index at page 40 are filed or incorporated by reference to exhibits previously filed with the Commission as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 30, 2000.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
($ in thousands, except per share amounts)	Dec. 30, 2000	Dec. 25, 1999	Dec. 26, 1998

Revenues:
Sales	$ 1,194,356	$1,099,817	$ 1,022,335
Other income	3,758	2,090	3,653

	1,198,114	1,101,907	1,025,988

Costs and expenses:
Cost of goods sold	889,412	837,907	827,862
Selling, general and administrative	255,739	235,146	212,151
Impairment of long-lived assets			44,564
(Reversal of) provision for restructuring charges		(1,315)	3,300
Interest, net of amounts capitalized	12,352	11,450	13,006

	1,157,503	1,083,188	1,100,883

Income (loss) before income tax provision (benefit) and
cumulative effect of change in accounting principle	40,611	18,719	(74,895)
Income tax provision (benefit)	15,233	7,132	(28,385)

Income (loss) before cumulative effect of change in
accounting principle	25,378	11,587	(46,510)
Cumulative effect of change in accounting principle		595

Net income (loss)	25,378	10,992	(46,510)
Accretion of preferred stock to redemption value	462	424	424
Preferred stock dividends	696	696	696

Net income (loss) available to common stockholders	$ 24,220	$ 9,872	$ (47,630)

Per common share-basic:
Income (loss) available to common stockholders before
cumulative effect of change in accounting principle	$ .86	$ .38	$ (1.75)
Cumulative effect of change in accounting principle		.02

Net income (loss)	$ .86	$ .36	$ (1.75)

Per common share-diluted:
Income (loss) available to common stockholders before
cumulative effect of change in accounting principle	$ .72	$ .35	$ (1.75)
Cumulative effect of change in accounting principle		.02

Net income (loss)	$ .72	$ .33	$ (1.75)

See accompanying Notes to Consolidated Financial Statements. 21

CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)	Dec. 30, 2000	Dec. 25, 1999
Assets
Current Assets:
Cash and cash equivalents	$ 2,721	$ 3,158
Trade accounts receivable, net of allowance for doubtful accounts of
$2,611 in 2000 and $5,715 in 1999	77,310	79,251
Other accounts receivable	18,810	13,528
Inventories	68,801	54,669
Deferred income taxes	4,584	11,586
Prepaid expenses and other	6,950	6,621

Total current assets	179,176	168,813

Property, plant and equipment, net	190,833	197,392
Goodwill, distribution rights and other intangibles, net	92,892	67,125
Other assets	5,550	7,735

Total assets	$ 468,451	$ 441,065

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$ 80,260	$ 90,666
Accrued payroll and employee benefits	24,759	29,913
Current portion of long-term debt	15,043	18,721

Total current liabilities	120,062	139,300

Long-term debt, less current portion	121,214	104,257
Deferred income taxes	26,263	23,736

Total liabilities	267,539	267,293

Commitments and contingencies
Redeemable convertible preferred stock, $1 par value - 1,008,000 shares
authorized; 1,008,000 shares issued and outstanding in 2000 and 1999	100,540	100,078

Stockholders’ Equity:
Preferred stock, $1 par value - 8,992,000 shares authorized, no shares issued or outstanding in 2000 and 1999
Common stock, $1 par value - 60,000,000 shares authorized; 28,268,000 shares
and 27,871,000 shares issued and outstanding in 2000 and 1999, respectively	28,268	27,871
Capital in excess of par	58,396	53,172
Notes receivable from stockholders	(2,284)	(2,501)
Retained earnings (Accumulated deficit)	15,992	(4,848)

Total stockholders’ equity	100,372	73,694

Total liabilities and stockholders’ equity	$ 468,451	$ 441,065

See accompanying Notes to Consolidated Financial Statements. 22

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess	Notes Receivable from	(Accumulated Deficit) Retained
(In thousands)	Shares	Amount	of Par	Stockholders	Earnings	Total

Balances at December 27, 1997	27,020	$27,020	$42,822	$(652)	$ 39,498	$ 108,688
Net loss for 1998					(46,510)	(46,510)
Accretion of preferred stock to
redemption value					(424)	(424)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,269)	(3,269)
Issuance of common stock under
employee stock plans, net	298	298	4,038	(807)		3,529
Repurchases and retirements of common
stock	(6)	(6)	(138)			(144)

Balances at December 26, 1998	27,312	27,312	46,722	(1,459)	(11,401)	61,174
Net income for 1999					10,992	10,992
Accretion of preferred stock to
redemption value					(424)	(424)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,319)	(3,319)
Issuance of common stock under
employee stock plans, net	579	579	6,671	(1,042)		6,208
Repurchases and retirements of common
stock	(20)	(20)	(221)			(241)

Balances at December 25, 1999	27,871	27,871	53,172	(2,501)	(4,848)	73,694
Net income for 2000					25,378	25,378
Accretion of preferred stock to
redemption value					(462)	(462)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,380)	(3,380)
Issuance of common stock under
employee stock plans, net	457	457	5,785	(171)		6,071
Repurchases and retirements of common
stock	(60)	(60)	(1,485)	388		(1,157)
Tax benefits from employee stock
option plans			924			924

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$ 15,992	$ 100,372

See accompanying Notes to Consolidated Financial Statements. 23

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
($ in thousands)	Dec. 30, 2000	Dec. 25, 1999	Dec. 26, 1998

Cash flows from operating activities:
Net income (loss)	$ 25,378	$ 10,992	$(46,510)
Adjustments to reconcile net income (loss) to cash flows
from operations:
Depreciation and amortization	37,479	35,515	36,176
Deferred income taxes	6,665	4,305	(26,612)
Impairment of long-lived assets			44,564
Loss on disposal of property, plant and equipment	1,360	1,803	5,317
Tax benefits from employee stock option plans	924
Provision for losses on trade accounts receivable	1,602		5,000
(Reversal of) provision for restructuring charges		(1,315)	3,147
Cumulative effect of change in accounting principle		595
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	6,607	3,802	(6,042)
Other accounts receivable	(5,071)	15,637	(12,783)
Inventories	(11,044)	(5,197)	(1,137)
Prepaid expenses and other	(236)	(2,113)	3,192
Accounts payable and accrued liabilities	(14,832)	4,731	27,662
Accrued payroll and employee benefits	(5,179)	10,368	(2,778)

	43,653	79,123	29,196

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,513)	(23,756)	(35,078)
Retirement of property, plant and equipment	515	726	284
Purchase of certain assets of Specialty Frozen Products, L.P.	(18,922)
Purchase of common stock of Cherokee Cream Company, Inc.	(7,651)
Purchase of independent distributors	(1,564)	(1,000)	(311)
(Increase) decrease in other assets	(3,305)	(18)	260

	(55,440)	(24,048)	(34,845)

Cash flows from financing activities:
Proceeds from long-term debt, net	141,374		12,400
Repayments of long-term debt	(130,700)	(55,058)	(8,641)
Issuance of common stock under employee stock plans, net	6,071	6,208	3,529
Repurchases and retirements of common stock	(1,157)	(241)	(144)
Cash dividends paid	(4,238)	(3,997)	(3,950)

	11,350	(53,088)	3,194

(Decrease) increase in cash and cash equivalents	(437)	1,987	(2,455)
Cash and cash equivalents, beginning of year	3,158	1,171	3,626

Cash and cash equivalents, end of year	$ 2,721	$ 3,158	$ 1,171

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 12,326	$ 11,566	$ 12,785

Income taxes (net of refunds)	$ 6,400	$ 843	$ 881

Supplemental acquisition information:
Fair value of assets acquired	$ 39,934
Cash paid in connection with acquisitions	(26,777)

Liabilities assumed	$ 13,157

See accompanying Notes to Consolidated Financial Statements. 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Operations

Dreyer’s Grand Ice Cream, Inc. and its subsidiaries (the Company) are engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

     The Company’s products are also segregated between sales of company branded products, including our licensed and joint venture products (company brands), and sales of products distributed for other manufacturers (partner brands) for management reporting purposes. Sales of company brands were $840,356,000, $729,520,000 and $647,745,000 in 2000, 1999 and 1998, respectively. Sales of partner brands were $354,000,000, $370,297,000 and $374,590,000 in 2000, 1999 and 1998, respectively.

     Three customers each accounted for ten percent or more of 2000 sales. Sales to each of these three customers were $135,178,000, $121,731,000 and $119,817,000, respectively. Three customers each accounted for ten percent or more of 1999 sales. Sales to each of these three customers were $127,573,000, $126,075,000 and $114,843,000, respectively. Sales to one customer accounted for ten percent or more of 1998 sales and were $106,703,000.

Note 2 Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries. All intercompany transactions have been eliminated.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Fiscal year 2000 consisted of 53 weeks. Fiscal years 1999 and 1998 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Statement Presentation

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash Equivalents

The Company classifies financial instruments as cash equivalents if the original maturity of such investments is three months or less.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor, manufacturing overhead, and certain warehouse and distribution expenses.

Property, Plant and Equipment

The cost of additions, along with major repairs and improvements, are capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, generally ranging from two to 35 years. Interest costs relating to capital assets under construction are capitalized.

Goodwill, Distribution Rights and Other Intangibles

Goodwill and distribution rights are amortized using the straight-line method over their estimated useful lives, ranging from 20 to 36 years. Other intangibles are amortized using the straight-line method over their estimated useful lives, ranging from three to eight years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles, including goodwill and distribution rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. Assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell. Such assets are not depreciated while held for sale.

Revenue Recognition

Revenue is recognized at the time goods are delivered and title passes to the customer. The Company provides appropriate provisions for uncollectible accounts.

Shipping and Handling Costs

The Company classifies shipping and handling expenses related to product sales as cost of goods sold.

Advertising Costs

The Company defers production costs for media advertising and expenses these costs in the period the advertisement is first run. All other advertising costs are expensed as incurred. Advertising expense, including consumer promotion spending, was $30,139,000, $22,982,000 and $22,451,000 in 2000, 1999 and 1998, respectively.

Trade Promotion Costs

Trade promotion costs, including sales discounts and associated retail advertising, are expensed as incurred and are classified as selling, general and administrative expenses.

     At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, “Accounting for Certain Sales Incentives”(EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction in revenue at the date of sale. At the present time, the Company classifies these incentives (including certain trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense. During 2000, 1999 and 1998, these incentives, as currently defined in this pronouncement, totaled $129,876,000, $99,980,000 and $86,066,000, respectively. The reclassification of these expenses will result in a decrease in company brand and total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 as required in the second quarter of 2001. Reclassification of prior period financial statements is required.

Income Taxes

Income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Accounting for Stock-Based Compensation

The Company accounts for its employee stock option and stock purchase plans using the intrinsic value-based method.

Cumulative Effect of Change in Accounting Principle

In the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including preoperating costs, be expensed as incurred and that previously unamortized preoperating costs be written off and treated as a cumulative effect of a change in accounting principle. As a result of adopting SOP 98-5, the Company recorded an after-tax charge of $595,000, or $.02 per common share, in the first quarter of 1999.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share reflects the additional dilutive effect of the Company’s potentially dilutive securities, which include stock options, stock warrants and redeemable convertible preferred stock.

Net income (loss) per common share is computed as follows:

(In thousands, except per share amounts)	Dec. 30, 2000	Dec. 25, 1999	Dec. 26, 1998
Income (loss) available to common
stockholders - basic	$24,220	$ 9,872	$(47,630)
Add: preferred dividends and accretion	1,158	1,120

Net income (loss) available to common
stockholders - diluted	$25,378	$10,992	$(47,630)

Weighted-average shares-basic	28,119	27,559	27,189
Dilutive effect of options	1,370	397
Dilutive effect of preferred stock	5,800	5,800

Weighted-average shares-diluted	35,289	33,756	27,189

Net income (loss) per common share:
Basic	$ .86	$ .36	$ (1.75)

Diluted	$ .72	$ .33	$ (1.75)

     Potentially dilutive securities are excluded from the calculations of diluted net income (loss) per common share if their inclusion would have an anti-dilutive effect. These anti-dilutive securities, stated in equivalent shares of common stock, consisted of the following:

(In thousands)	2000	1999	1998
Stock options	676	1,507	4,361
Stock warrants		2,000	2,000
Preferred stock			5,800

     The Company’s potentially dilutive securities were anti-dilutive during 1998 due to the Company’s net loss. Accordingly, 1998 basic and diluted net loss per common share are computed using the same denominator of 27,189,000 shares.

     Pursuant to a 1994 equity transaction (See Note 10), an affiliate of Nestlé USA, Inc. purchased 6,000,000 newly issued shares of common stock, and warrants to purchase 4,000,000 shares at an exercise price of $16 per share. Warrants for 2,000,000 shares expired unexercised on June 14, 1997. Warrants for the remaining 2,000,000 shares expired unexercised on June 14, 1999.

Note 3   Inventories

Inventories at December 30, 2000 and December 25, 1999 consisted of the following:

(In thousands)	2000	1999
Raw materials	$ 8,368	$ 6,174
Finished goods	60,433	48,495

	$68,801	$54,669

27

Note 4   Property, Plant and Equipment

Property, plant and equipment at December 30, 2000 and December 25, 1999 consisted of the following:

(In thousands)	2000	1999
Machinery and equipment	$237,412	$197,635
Buildings and improvements	89,984	90,030
Capital leased assets		12,216
Office furniture and fixtures	6,463	6,481

	333,859	306,362
Less: Accumulated depreciation and amortization	165,472	134,778

	168,387	171,584
Land	15,634	15,436
Construction in progress	6,812	10,372

	$190,833	$197,392

     During 2000, the capital lease agreement covering certain equipment expired and the associated capital lease obligation was repaid. The agreement specified that title to the leased assets passed to the Company at the expiration date. Accordingly, the $12,216,000 of original cost of these assets was reclassified to machinery and equipment. Accumulated amortization under the capital leased assets was $7,748,000 at December 25, 1999.

     Interest capitalized was $527,000, $256,000 and $1,244,000 in 2000, 1999 and 1998, respectively.

     Depreciation expense for property, plant and equipment, including amortization expense for capital leased assets was $32,204,000, $31,607,000 and $32,375,000 in 2000, 1999 and 1998, respectively.

Note 5   Goodwill, Distribution Rights and Other Intangibles

Goodwill, distribution rights and other intangibles at December 30, 2000 and December 25, 1999 consisted of the following:

(In thousands)	2000	1999
Goodwill and distribution rights	$128,154	$ 98,125
Other intangibles	5,682	4,874

	133,836	102,999
Less: Accumulated amortization	40,944	35,874

	$ 92,892	$ 67,125

     The increase in goodwill and distribution rights during 2000 resulted from acquisitions (Note 13). Other intangibles primarily consist of trademarks, a product formulation and noncompete covenants. Amortization expense for goodwill, distribution rights, and other intangibles was $5,070,000, $2,994,000 and $3,801,000, in 2000, 1999 and 1998, respectively.

Note 6   Income Tax Provision (Benefit)

The income tax provision (benefit) consisted of the following:

(In thousands)	2000	1999	1998
Current:
Federal	$ 7,691	$ 2,601	$(2,147)
State	877	226	374

	8,568	2,827	(1,773)

Deferred:
Federal	6,325	3,762	(24,218)
State	340	543	(2,394)

	6,665	4,305	(26,612)

	$15,233	$ 7,132	$(28,385)

28

     The 1999 cumulative effect of change in accounting principle of $595,000 is net of an income tax benefit of $392,000. This income tax benefit is comprised of federal and state income taxes and is not reflected in the above table.

     The net deferred income tax liability as of December 30, 2000 and December 25, 1999 consisted of the following:

(In thousands)	2000	1999

Deferred tax assets - current:
Net operating loss carryforwards	$ 51	$ 168
Marketing-related expenses	112	515
Accrued employee benefits	1,486	1,662
Tax credit carryforwards	3,346	7,449
Other	(411)	1,792

	4,584	11,586

Deferred tax liabilities - noncurrent:
Intangible assets and related amortization	(12,227)	(10,781)
Depreciation	(14,342)	(14,023)
Other	306	1,068

	(26,263)	(23,736)

	$(21,679)	$(12,150)

The federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:

	2000	1999	1998

Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Tax credits	(0.7)	(1.6)	(1.9)
State income taxes, net of federal tax benefit	2.0	2.7	(1.8)
Other	1.2	2.0	0.8

	37.5%	38.1%	(37.9)%

     As of December 30, 2000, the Company had deferred tax assets relating to alternative minimum tax and other tax credit carryforwards. The alternative minimum tax carryforwards totaling $2,283,000 can be carried forward indefinitely, as they do not expire. The other tax credit carryforwards totaling $1,063,000 expire between 2013 and 2020. Utilization of the alternative minimum tax and other tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

Note 7   Long-Term Debt

Long-term debt at December 30, 2000 and December 25, 1999 consisted of the following:

(In thousands)	2000	1999

Revolving line of credit with banks, due 2005 with interest payable at
three different interest rate options	$ 85,500
Revolving line of credit with banks, due 2000 with interest
payable at three different interest rate options		$ 53,500
Senior notes, with principal due through 2008 and interest payable
semiannually at rates ranging from 7.68 percent to 8.34 percent	42,857	50,000
Capital lease obligation, with payments due
through 2000 and interest payable quarterly at a floating rate		7,978
Senior notes, with principal due through 2001 and interest payable semiannually at 9.30 percent	3,400	7,000
Industrial revenue bonds, with principal due through 2001 and interest payable
quarterly at a floating rate based upon a tax-exempt note index	4,500	4,500

	136,257	122,978
Less: Current portion	15,043	18,721

	$121,214	$104,257

29

The aggregate annual maturities of long-term debt as of December 30, 2000 are as follows:

(In thousands)

Year ending:
2001	$ 15,043
2002	7,143
2003	2,143
2004	2,143
2005	87,643
Later years	22,142

$136,257

Line of Credit

The Company has a credit agreement at December 30, 2000 with certain banks for a total revolving line of credit of $240,000,000. Borrowings under the line bear interest at LIBOR plus a margin ranging from .075 to 1.875 percent. The interest rate on the line of credit was 7.85 percent at December 30, 2000. The unused portion of the $240,000,000 line of credit at December 30, 2000 was $154,500,000.

Senior Notes

During 1996, the Company completed a private placement of $50,000,000 of senior notes, due 2000 through 2008. Proceeds from the senior notes were used to repay a portion of existing bank borrowings under the Company’s line of credit and to fund capital expenditures.

Industrial Revenue Bonds

The industrial revenue bonds payable in 2001 are collateralized by certain property and equipment.

Fair Value of Financial Instruments

As of December 30, 2000 and December 25, 1999, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities. It is not practicable to estimate the fair value of the redeemable convertible preferred stock due to the unique terms and conditions of these securities.

     Under its long-term debt obligations, the Company is subject to various financial covenant requirements, including dividend restrictions.

Note 8   Leasing Arrangements

The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases, except one that has 87 years (including renewal options) remaining, expire within a period of 22 years. Certain of these leases include non-bargain purchase options.

     Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 30, 2000 are as follows:

(In thousands)

Year ending:
2001	$ 8,674
2002	4,581
2003	3,293
2004	2,774
2005	1,677
Later years	4,447

$25,446

Rental expense for operating leases was $12,750,000, $12,030,000 and $12,447,000 in 2000, 1999 and 1998, respectively. 30

Note 9   Redeemable Convertible Preferred Stock

On October 3, 1997, the Series B preferred stock was converted into a total of 1,008,000 shares of redeemable convertible Series A preferred stock (Series A), redeemable on June 30, 2001. The Series A preferred stock is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the shares by paying $100,752,000 on June 30, 2001. The Company presently anticipates that it would fund such redemption from operating cash flows, borrowings and/or other financing sources.

     Dividends on the Series A preferred stock are payable at a dividend rate equal to the amount they would receive as if the shares were converted into comparable shares of common stock. Series A preferred stockholders have common stock voting rights equal to the number of common shares into which their preferred stock is convertible. The Company is recording accretion to increase the carrying value to the redemption value of $100,752,000 by June 30, 2001.

Note 10   Common Stock

The Company paid a regular quarterly dividend of $.03 per share of common stock for each quarter of 2000, 1999 and 1998. On February 14, 2001, the Board of Directors subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

     During 1987, the Board of Directors declared a dividend of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock. Under certain conditions, the Rights become exercisable for the purchase of the Company’s preferred or common stock.

Nestlé Equity Issuance

Pursuant to a 1994 equity transaction (the Nestlé Agreement), an affiliate of Nestlé USA, Inc. purchased 6,000,000 newly issued shares of common stock and warrants to purchase an additional 4,000,000 shares at an exercise price of $16 per share. Warrants for 2,000,000 shares expired unexercised on June 14, 1997 and warrants for the remaining 2,000,000 shares expired unexercised on June 14, 1999. In connection with the Nestlé Agreement, the Company entered into a distribution agreement with Nestlé Ice Cream Company to distribute Nestlé’s frozen novelty and ice cream products in certain markets.

Note 11   Employee Benefit Plans

The Company maintains a defined contribution retirement plan (pension plan) for employees not covered by collective bargaining agreements. The pension plan provides retirement and other benefits based upon the assets of the plan held by the trustee. The Company contributed five percent of the eligible participants’ annual compensation to the plan during 2000, 1999 and 1998. The Company also maintains a salary deferral plan
(401(k) plan) under which it may make a matching contribution of a percentage of each participant’s annual deferred salary amount.

     Pension expense and 401(k) matching contributions under these plans were approximately $6,978,000, $6,045,000 and $5,411,000, in 2000, 1999 and 1998, respectively. The Company’s liability for accrued pension contributions and 401(k) matching contributions was $6,733,000 and $6,323,000 at December 30, 2000 and December 25, 1999, respectively.

     Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $1,031,000, $1,015,000 and $981,000, in 2000, 1999 and 1998, respectively.

Note 12   Employee Stock Plans

The Company offers to certain employees various stock option plans, a Section 423 Employee Stock Purchase Plan and an employee secured stock purchase plan.

Stock Option Plans

The Company has two stock option plans under which options may be granted for the purchase of the Company’s common stock at a price not less than 100 percent of the fair market value at the date of grant, and a third plan which has expired. The non-qualified stock option plan (the 1992 Plan) provides that options are not exercisable until after two years from the date of grant and expire upon death or termination of employment. In 1994, the stockholders approved an additional stock option plan (the 1993 Plan) under which granted options may be either incentive stock options or non-qualified stock options. This plan provides that options expire no later than ten years from the date of grant. This plan also provides that most of the terms of the options, such as vesting, are within the discretion of the compensation committee, comprised of certain members of the Company’s Board of Directors. In May 1999, stockholders approved an amendment to the 1993 Plan to increase the number of shares reserved for issuance thereunder from 4,400,000 to 6,400,000. Options available for grant under the incentive stock option plan (the 1982 Plan) expired during 2000.

     The Company used the Black-Scholes option pricing model to estimate the fair value of options granted during 2000, 1999 and 1998. The assumptions used to compute compensation expense in the pro forma presentation below and to estimate the weighted-average fair market value of options granted are as follows:

	2000	1999	1998

Risk-free interest rate	6.68%	5.23%	5.74%
Dividend yield	.68%	.96%	.53%
Volatility	39.96%	39.58%	32.29%
Expected term (years)	5.90	5.90	5.90
Weighted average fair market value	$ 8.31	$ 5.32	$ 9.10

     No compensation cost has been recognized for these stock option plans. If compensation cost for these plans had been determined based on the fair value at the grant dates, the Company’s net income (loss) available to common stockholders and net income (loss) per common share on a pro forma basis would have been as follows:

(In thousands, except per share amounts)	2000	1999	1998

Net income (loss) available to common stockholders	$ 19,644	$ 6,314	$ (50,530)
Net income (loss) per common share:
Basic	.70	.23	(1.86)
Diluted	.59	.22	(1.86)

     Stock options exercisable were 3,001,000, 2,466,000 and 2,196,000 at year-end 2000, 1999 and 1998, respectively. These stock options were exercisable at weighted-average prices per share of $14.84, $13.98 and $13.69 in 2000, 1999 and 1998, respectively.

     The activity in the three stock option plans for each of the three years in the period ended December 30, 2000 follows:

(In thousands, except per share amounts)	Options Available for Grant	Options Outstanding	Weighted- Average Price Per Share

Balances at December 27, 1997	1,335	3,966	$13.97
Granted	(714)	714	22.72
Exercised		(181)	11.99
Canceled	138	(138)	16.42

Balances at December 26, 1998	759	4,361	15.41
Authorized	2,000
Granted	(1,171)	1,171	12.47
Exercised		(334)	13.18
Canceled	125	(125)	14.31

Balances at December 25, 1999	1,713	5,073	14.91
Granted	(988)	988	17.80
Exercised		(162)	14.84
Canceled	118	(118)	16.01
Expired	(253)

Balances at December 30, 2000	590	5,781	15.38

32

Significant option groups outstanding at December 30, 2000 and related weighted-average exercise price per share and life information follows:

(In thousands, except years and per share amounts)	Options Outstanding			Options Exercisable
Exercise Price Range	Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Life (Years)	Options Exercisable	Weighted- Average Exercise Price

$ 9.75-13.75	2,473	$12.46	5.5	1,413	$12.54
14.09-19.75	2,621	16.11	6.7	1,299	15.48
22.88-25.44	687	23.09	7.4	289	23.20

	5,781			3,001

Section 423 Employee Stock Purchase Plan

Under the Section 423 Employee Stock Purchase Plan, employees may authorize payroll deductions up to ten percent of their compensation for the purpose of acquiring shares of the Company’s common stock at 85 percent of the market price determined at the beginning of a specified 12-month period. Under this plan, employees purchased 136,000 shares at prices ranging from $10.36 to $14.50 per share in 2000, 67,000 shares at prices ranging from $9.30 to $19.23 per share in 1999 and 34,000 shares at prices ranging from $13.15 to $19.87 per share in 1998. Compensation cost based on the fair value of the employees’ purchase rights was not material in 2000, 1999 and 1998.

Employee Secured Stock Purchase Plan

Under the Employee Secured Stock Purchase Plan, on specified dates employees may purchase shares of the Company’s common stock at fair market value by paying 20 percent of the purchase price in cash and the remaining 80 percent of the purchase price in the form of a non-recourse promissory note with a term of 30 years. These notes have been classified as a reduction of stockholders’ equity. Under this plan, employees purchased 125,000 shares at prices ranging from $17.00 to $23.50 per share in 2000, 179,000 shares at prices ranging from $11.88 to $18.38 per share in 1999 and 83,000 shares at prices ranging from $13.38 to $20.13 per share in 1998.

Note 13   Acquisitions

Specialty Frozen Products, L.P.

On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P. (Specialty), the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. The cost of this acquisition, which was accounted for as a purchase, was $20,182,000, of which $18,922,000 was paid in 2000. The $20,182,000 was comprised of $15,550,000 for the purchase of certain assets and a total of $4,632,000 in legal and other costs. Under certain circumstances, the Company may be required to make a relatively small additional payment. The results of Specialty are included in the Company’s Consolidated Statement of Operations from the date of acquisition. In connection with this transaction, the Company recorded approximately $13,054,000 of goodwill, distribution rights and other intangibles.

Cherokee Cream Company, Inc.

On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee), the parent of Sunbelt, the leading independent direct-store-delivery ice cream distributor in Texas. The Company paid $7,855,000 in cash in this transaction which has been accounted for as a purchase. The results of Cherokee are included in the Company’s Consolidated Statement of Operations from the date of acquisition. In connection with this transaction, the Company recorded $15,269,000 of goodwill, distribution rights, and other intangibles.

     As more fully discussed in Note 16, during 1998 the Company recorded charges of $10,533,000 related to the impairments of its minority equity investment in Cherokee and its distribution rights associated with the Company’s long-term distribution agreement with Sunbelt. In addition, during 1998, the Company recorded a bad debt provision of $5,000,000 relating to trade accounts receivable from Sunbelt. These charges resulted primarily from Ben & Jerry’s decision to terminate its distribution agreement with Sunbelt. Ben & Jerry’s action placed at significant risk the recoverability of the Company’s equity investment, distribution rights and trade receivables relating to Cherokee and Sunbelt.

     During the first quarter of 2000, the Company determined that the outlook for Sunbelt’s business was likely to improve, due to new distribution agreements with other frozen food manufacturers, and due to the prospective impact of the Company’s new products. Therefore, in order to further stabilize its business in Texas, the Company made the decision to acquire full ownership of Cherokee and its wholly-owned subsidiary, Sunbelt. However, because the potential business improvements in Sunbelt are prospective, and because Sunbelt had not significantly reduced its past-due receivable balances with the Company, the Company made the determination that it was not appropriate to reverse any of the bad debt allowance previously established relating to Sunbelt’s trade accounts receivable.

Note 14   Insurance Settlements

During 1998, the Company recorded several gains relating to claims filed under its insurance policies. These claims resulted from accidents that contaminated certain finished goods inventories. Under the Company’s insurance policies, the Company is entitled to receive the value of the affected finished goods inventories at its normal selling price, plus expenses incurred in recovering from these accidents. The claims resulted in a gain $1,300,000 in 1998, which was recorded as a reduction of cost of goods sold. In 1998, insurance claims reduced net loss by $807,000, or $.03 per diluted common share.

Note 15   Contingencies

The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16   1998 Restructuring Program and Other Actions

The Strategic Plan and Restructuring Program

In 1994, the Company adopted a strategic plan to accelerate the sales of its brand throughout the country (the Strategic Plan). The key elements of this plan are: 1) to build high-margin brands with leading market shares through effective consumer marketing activities, 2) to expand the Company’s direct-store-delivery distribution network to national scale and enhance this capability with sophisticated information and logistics systems and 3) to introduce innovative new products. The potential benefits of the Strategic Plan are increased market share and future earnings above those levels that would be attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion. This expansion involved the entry into 34 new markets, which included the opening of a major manufacturing and distribution center in Texas, a significant increase in marketing spending and the introduction of several new products. At the same time, the Company invested in its soft-serve equipment manufacturing business, Grand Soft. The investments which were required to fund the brand-building actions and national expansion and to support the Grand Soft business substantially increased the Company’s cost structure.

     Beginning in late 1997 and continuing into 1998, the cost of dairy raw materials, the primary ingredient in ice cream, increased significantly. These costs peaked in 1998 at a rate more than double of that experienced in 1997. This increase reduced the Company’s 1998 gross profit by approximately $22,000,000 when compared with 1997. Aggressive discounting by the Company’s competitors made it difficult to raise prices by an amount sufficient to compensate for these higher dairy raw material costs. During this same period, sales volumes of the Company’s “better for you” products continued the significant decline that began in 1997, consistent with an industry-wide trend. Since these “better for you” products enjoy higher margins than the Company’s classic ice cream, the volume decline had a significant impact on the Company’s profitability in 1998. Finally, in August 1998, Ben & Jerry’s informed the Company of its intention to terminate its distribution agreement. Subsequent negotiations with Ben & Jerry’s revised the original contract terms to allow the Company to distribute Ben & Jerry’s products in a smaller geographic area. Starting September 1, 1999, this was estimated to reduce the Company’s distribution gross profit of Ben & Jerry’s products by approximately 54 percent. The Company estimates that the distribution gross profit in the markets where it stopped distributing Ben & Jerry’s products represented approximately six percent, or $13,000,000, of its gross profit in 1998.

     The above factors: the higher dairy raw material costs; the decline in “better for you” volumes; and the reduction in Ben & Jerry’s sales, has in the past, and may continue to have in the future, a negative effect on the Company’s gross profit and its ability to successfully implement the Strategic Plan. The Company, therefore, concluded that a thorough reassessment of its cost structure and strategy was necessary. This reassessment yielded restructuring actions designed to improve profitability and accelerate cost reductions by increasing focus on the core elements of the Strategic Plan. On October 16, 1998, the board of directors approved the restructuring actions.

Revision of Ben & Jerry’s Distribution Agreement

During the third quarter of 1998, Ben & Jerry’s notified the Company of its intention to terminate the distribution agreement between the Company and Ben & Jerry’s. The Company subsequently entered into negotiations with Ben & Jerry’s to resolve issues associated with the pending termination. In the first quarter of 1999, the companies reached a resolution regarding these termination issues by amending the existing distribution agreement and entering into a new distribution agreement. The Company retained the rights to distribute Ben & Jerry’s products in all existing markets, except the New York metropolitan area (discussion follows in the 1998 Restructuring Program and Other Actions of this Note 16), and on terms and conditions different in some respects from those in place prior to the amendment. The Company stopped distributing Ben & Jerry’s products in New York on April 1, 1999. After August 1999, the Company continued to distribute Ben & Jerry’s in selected markets covering a smaller geographic area under the terms of the new distribution agreement. The Company received a reduced margin for distributing Ben & Jerry’s in selected markets in 1999, but was no longer prohibited from competing directly with Ben & Jerry’s in the superpremium ice cream category in all markets after August 1999. In addition to notifying the Company of its intention to terminate the distribution agreement above, Ben & Jerry’s notified the Company of its intention to terminate its separate distribution agreement with the Company’s independent distributor in Texas (discussion follows in the 1998 Restructuring Program and Other Actions of this Note 16).

     The distribution gross profit on Ben & Jerry’s products contributed just over 11 percent of the Company’s gross profit in 1998. The Company estimates that the distribution margin received in the markets where the Company stopped distributing Ben & Jerry’s products in 1999 contributed approximately six percent, or $13,000,000, of its total gross profit in 1998.

New Ben & Jerry’s Distribution Agreement

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry’s Homemade, Inc., now a Unilever subsidiary. Under this agreement, the Company became the distributor of Ben & Jerry’s products for the grocery channel in all of its company-operated markets across the country. The Company and Ben & Jerry’s are expanding the Company’s role as a Ben & Jerry’s distributor in other non-grocery channels, such as convenience stores. The agreement will take effect on March 5, 2001, has a term of five years, and automatically renews for two additional five-year periods unless terminated by either party at the end of each five-year period.

1998 Restructuring Program and Other Actions

The implementation of the 1998 restructuring program and other actions resulted in a pre-tax charge to earnings of $59,114,000 in 1998. This included $10,590,000 recorded in the third quarter which related primarily to Ben & Jerry’s actions that occurred in September 1998 and to a severance program, which management had already begun in advance of board approval of the remainder of the restructuring program and other actions. The remaining charges totaling $48,524,000 were recorded in the fourth quarter of 1998.

     The five key elements of the restructuring program and other actions follow:

     (1) In 1998, the Company decided to exit the equipment manufacturing business associated with its Grand Soft ice cream unit. The Grand Soft business consists of both ice cream sales and equipment manufacturing operations. The Company has remained in the profitable ice cream portion of this business, but has outsourced the unprofitable equipment manufacturing operations.

     In the fourth quarter of 1998, the Company recorded $8,696,000 in asset impairment charges and $2,258,000 in estimated closing costs associated with the outsourcing from this business. The $8,696,000 charge is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations and is comprised of $5,714,000 of goodwill, $1,956,000 of property, plant and equipment and $1,026,000 of inventory and other assets. The remaining assets of Grand Soft totaled $1,762,000 at December 26, 1998 and consisted primarily of trade accounts receivable, which were fully recoverable. The assets were written down to net realizable value based on an estimate of what an independent third party would pay for the assets of the business.

     The charge of $2,258,000 for closing costs is included in the provision for restructuring charges in the 1998 Consolidated Statement of Operations and a $2,258,000 liability was included in accounts payable and accrued liabilities in the 1998 Consolidated Balance Sheet, as no closing costs were paid in 1998. The closing costs were based on estimates of legal fees, employee separation payments and expected settlements. The closing costs estimate included $576,000 of severance-related costs for the 23 employees, from all areas of responsibility, who were notified of their pending terminations prior to December 26, 1998. During 1999, the Company paid $811,000 of closing costs.

     During 1999, an analysis of purchase offers received on the Grand Soft equipment manufacturing business concluded that an outright sale was not economically feasible. As an alternative, the Company’s Grand Soft unit outsourced its equipment production to an independent sub-manufacturer. As a result, the Company completed the outsourcing of the equipment manufacturing business at a cost less than originally estimated and recorded a $1,315,000 reversal of the excess restructuring accrual in the 1999 Consolidated Statement of Operations. The accrued liability of $132,000 in severance-related costs at December 25, 1999 was paid during 2000.

     The Grand Soft manufacturing operations generated revenues of $3,093,000 and $3,346,000, and incurred pre-tax operating losses of $(2,335,000) and $(2,274,000) in 1998 and 1997, respectively.

     (2) The Company implemented a program designed to reduce operating expenses in manufacturing, sales and distribution, and administration. Core pieces of this program included outsourcing of certain non-strategic activities, consolidation of warehouse facilities and selected reductions in sales and distribution staffing. These actions were completed in the fourth quarter of 1998.

     As part of this program, the Company reviewed operations at all of its manufacturing facilities in order to identify and dispose of under-utilized assets. As a result of this review, the Company recorded a charge to cost of goods sold of $5,317,000 in the fourth quarter of 1998, related primarily to the write-down of manufacturing assets.

     In connection with reducing operating expenses for sales and distribution, the Company recorded $1,042,000 of severance and related charges in the fourth quarter of 1998 that are included in the provision for restructuring charges in the 1998 Consolidated Statement of Operations. A total of 38 sales and distribution employees were to be terminated under this program. Of this total, 16 were terminated in 1998 and paid $153,000 in severance benefits. The remaining 22 employees were notified of their pending terminations prior to December 26, 1998. An accrual for severance benefits of $889,000 was outstanding at December 26, 1998. During 1999, the Company paid $632,000 in severance benefits. The remaining accrued liability at December 25, 1999 totaling $257,000 was repaid during 2000.

     The Company also recorded a $933,000 charge to cost of goods sold in the third quarter of 1998 for severance actions begun in advance of board approval of the remainder of the restructuring program. The Company paid $514,000 of these severance benefits in 1998, leaving a liability of $419,000, which is included in accounts payable and accrued liabilities in the 1998 Consolidated Balance Sheet. During 1999, the Company paid the remaining severance benefits totaling $419,000. Accordingly, there was no liability remaining for these severance benefits at December 25, 1999.

     In addition, in 1998, the Company charged to expense $4,478,000 of previously capitalized costs classified as property, plant and equipment associated with the expansion of its headquarters, as the expansion plan was canceled in an effort to reduce future administration costs. The $4,478,000 charge was based on a third-party independent appraisal of the fair market value of the related real property and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     (3) The Company, in carrying out its national expansion program, made significant investments to support an aggressive expansion in Texas. These investments, while building sales volume, delivered results below expectations. The Company modified this expansion strategy in order to concentrate on more profitable opportunities. The objective in Texas has been to preserve volumes while seeking margin improvement. As a result of this change in strategy, the Company is expected to realize substantially lower production volumes over the remaining useful life of its Texas manufacturing plant than originally contemplated. The Company therefore concluded that its investment in the Texas plant was non-recoverable and recorded an impairment charge of $16,200,000 in the fourth quarter of 1998 to reduce the net book value of the plant to its estimated fair market value. The $16,200,000 impairment charge was based on a third-party independent appraisal and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     (4) As previously mentioned, Ben & Jerry’s indicated its intention to terminate its separate distribution agreement with the Company’s independent distributor in Texas, Sunbelt Distributors, Inc. (Sunbelt), in which the Company had a 16 percent minority equity interest. Ben & Jerry’s action placed at significant risk the recoverability of the Company’s equity investment, distribution rights, and trade accounts receivable relating to this distributor. In the third quarter of 1998, the Company recorded a bad debt provision of $5,000,000 relating to the trade accounts receivable, when originally notified of the Ben & Jerry’s decision. The $5,000,000 bad debt provision is included in selling, general and administrative expenses in the 1998 Consolidated Statement of Operations. In light of Ben & Jerry’s plans to terminate its relationship with Sunbelt and the previously noted change in the Company’s Texas strategy, the Company evaluated the recoverability of all assets associated with Sunbelt. Accordingly, in addition to the bad debt allowance recorded in the third quarter of 1998, the Company recorded additional charges of $10,533,000 in the fourth quarter of 1998 related to the impairment of its minority equity investment and distribution rights associated with the Company’s agreement with Sunbelt. The Company concluded that these assets were unrecoverable due to the substantially-reduced profits and cash flow resulting from Ben & Jerry’s decision to terminate Sunbelt’s distribution agreement. The $10,533,000 charge, which is comprised of $9,449,000 of distribution rights and $1,084,000 of the equity investment, is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

     (5) Due to the notice of termination from Ben & Jerry’s, the Company charged to expense $4,657,000 of the unamortized portion of distribution rights related to the acquisition of the Ben & Jerry’s New York distributor. The Company acquired this business in 1989 as part of the development of its long-standing relationship with Ben & Jerry’s. The other tangible assets of this business were merged with the Company’s New York operations and are fully recoverable. This charge was recorded in the third quarter of 1998 and is included in impairment of long-lived assets in the 1998 Consolidated Statement of Operations.

The following table summarizes the classification of the charges (reversals) in the 1999 and 1998 Consolidated Statement of Operations related to the restructuring program and other actions:
	1998			1999
(In thousands)	Third Quarter	Fourth Quarter	Full Year	Full Year
(Reversal of) provision for
restructuring charges:
Grand Soft	$	$ 2,258	$ 2,258	$(1,315)
Sales and distribution severance		1,042	1,042

		3,300	3,300	(1,315)

Impairment of long-lived assets:
Grand Soft		8,696	8,696
Texas plant		16,200	16,200
Texas independent distributor		10,533	10,533
Ben & Jerry’s revision	4,657		4,657
Headquarters’ expansion		4,478	4,478

	4,657	39,907	44,564

Other charges:
Texas independent distributor	5,000		5,000
Sales and distribution severance	933		933
Asset disposals		5,317	5,317

	5,933	5,317	11,250

	$10,590	$48,524	$59,114	$(1,315)

     During 1999, the restructuring program and other actions were completed with the exception of the payment of $389,000 of remaining severance and related benefits. During 2000, the Company made payments totaling $389,000 of which $132,000 related to Grand Soft expenses and $257,000 was for sales and distribution severance.

     The following table summarizes the 2000, 1999 and 1998 activity in the restructuring and other accruals included in accounts payable and accrued liabilities in the Consolidated Balance Sheet:

	Restructuring Accruals			Other Accruals
(In thousands)	Grand Soft	Sales and Distribution Severance	Subtotal	Sales and Distribution Severance	Total
Balances at December 27, 1997	$	$	$	$	$
Additions	2,258	1,042	3,300	933	4,233
Payments		(153)	(153)	(514)	(667)
Reversals

Balances at December 26, 1998	2,258	889	3,147	419	3,566
Additions
Payments	(811)	(632)	(1,443)	(419)	(1,862)
Reversals	(1,315)		(1,315)		(1,315)

Balances at December 25, 1999	132	257	389		389
Additions
Payments	(132)	(257)	(389)		(389)
Reversals

Balances at December 30, 2000	$	$	$	$	$

Note 17   Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)	Sales	Gross Profit	Income (Loss) Before Cumulative Effect of Change in Accounting Principle(1)	Cumulative Effect of Change in Accounting Principle	Net Income (Loss) Available to Common Stockholders
2000
1st Quarter	$ 240,419	$ 57,215	$ 2,386	$	$ 2,386
2nd Quarter	323,820	89,021	12,236		12,236
3rd Quarter	345,017	93,240	10,710		10,710
4th Quarter(2)	285,100	65,468	(1,112)		(1,112)

	$1,194,356	$304,944	$ 24,220	$	$ 24,220

1999
1st Quarter	$ 228,386	$ 40,465	$ (3,615)	$ 595	$(4,210)
2nd Quarter	306,861	76,505	7,950		7,950
3rd Quarter	322,410	85,966	8,456		8,456
4th Quarter(2)	242,160	58,974	(2,324)		(2,324)

	$1,099,817	$261,910	$ 10,467	$ 595	$ 9,872

	Basic Net Income (Loss) Per Common Share			Diluted Net Income (Loss) Per Common Share
	Income (Loss) Before Cumulative Effect of Change in Accounting Principle(3)	Cumulative Effect of Change in Accounting Principle	Net Income (Loss)(3)	Income (Loss) Before Cumulative Effect of Change in Accounting Principle(3)	Cumulative Effect of Change in Accounting Principle	Net Income (Loss)(3)
2000
1st Quarter	$ .09	$	$ .09	$ .08	$	$ .08
2nd Quarter	.44		.44	.35		.35
3rd Quarter	.38		.38	.31		.31
4th Quarter(2)	(.04)		(.04)	(.04)		(.04)

1999
1st Quarter	$ (.13)	$ (.02)	$ (.15)	$ (.13)	$ (.02)	$ (.15)
2nd Quarter	.29		.29	.24		.24
3rd Quarter	.31		.31	.26		.26
4th Quarter(2)	(.08)		(.08)	(.08)		(.08)

(1)	Income (loss) has been reduced by preferred stock dividends and accretion of preferred stock to redemption value.

(2)	The fourth quarter of fiscal 2000 and fiscal 1999 contained 14 weeks and 13 weeks, respectively.

(3)	The number of weighted-average shares outstanding used in the computation of net income (loss) per common share increases and decreases as shares are issued and repurchased during the year. For this reason, the sum of net income (loss) per common share for the quarters may not be the same as the net income (loss) per common share for the year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Dreyer’s Grand Ice Cream, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for start-up costs in the first quarter of 1999.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Francisco, California
February 14, 2001

EXHIBIT INDEX

Exhibit Number	Description

2.1	Securities Purchase Agreement dated June 24, 1993 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit 2.1(8)).

2.2	Amendment to Securities Purchase Agreement dated May 6, 1994 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit 2.1(11)).

2.3	Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 2.1(12)).

2.4	First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestle Holdings, Inc., amending Exhibit 2.3 (Exhibit 2.1(13)).

2.5	Second Amendment to Securities Purchase Agreement dated July 28, 1995 and effective as of June 1, 1995 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit 10.2(15)).

2.6	Third Amendment to Securities Purchase Agreement dated October 30, 1995 and effective as of September 30, 1995 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit 10.1(16)).

2.7	Amended and Restated Fourth Amendment to Securities Purchase Agreement dated March 12, 1996 and effective as of October 1, 1995 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 2.1 (Exhibit 2.8(17)).

3.1	Certificate of Incorporation of Dreyer’s Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock (Exhibit 3.1(13)).

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock (Exhibit 3.2(14)).

3.3	By-laws of Dreyer’s Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit 3.2(13)).

4.1	Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer’s Grand Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(5)).

4.2	Registration Rights Agreement dated as of June 30, 1993 among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, and GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit 4.1(9)).

4.3	Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 4.2 (Exhibit 4.1(11)).

4.4	First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and First Interstate Bank of California (as successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit 4.1(13)).

4.5	Registration Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 4.2(13)).

4.6	Warrant Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and Nestle Holdings, Inc. (Exhibit 4.3(13)).

4.7	Second Amendment to Amended and Restated Rights Agreement dated March 17, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent, amending Exhibit 4.1 (Exhibit 10.1 (20)).

4.8	Third Amendment to Amended and Restated Rights Agreement dated May 15, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent, amending Exhibit 4.1 (Exhibit 10.1 (21)).

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(1)).

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc., as amended (Exhibit 10.2(14)).

Exhibit Number	Description

10.3	Loan Agreement between Edy’s and City of Fort Wayne, Indiana dated September 1, 1985 and related Letter of Credit, Letter of Credit Agreement, Mortgage, Security Agreement, Pledge and Security Agreement and General Continuing Guaranty of Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.33(2)).

10.4	Amendment and Waiver dated July 17, 1987 between Dreyer’s Grand Ice Cream, Inc. and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.3 (Exhibit 10.44(6)).

10.5	Amendment and Waiver dated December 24, 1987 between Dreyer’s Grand Ice Cream, Inc. and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.3 (Exhibit 10.45(6)).

10.6*	Form of Indemnification Agreement between Dreyer’s Grand Ice Cream, Inc. and each officer and director of Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.47(3)).

10.7	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(4)).

10.8	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit 10.7 (Exhibit 10.53(4)).

10.9	Third Amendment to General Continuing Guaranty and Waiver dated January 29, 1991 between Dreyer’s Grand Ice Cream, Inc. and Security Pacific National Bank, amending the General Continuing Guaranty referenced in Exhibit 10.3 (Exhibit 10.46(6)).

10.10*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(10)).

10.11*	Description of Dreyer’s Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit 10.57(7)).

10.12*	Dreyer’s Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38(10)).

10.13	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.7 (Exhibit 10.29(17)).

10.14	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.7 (Exhibit 10.29(19)).

10.15	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.7 (Exhibit 10.30(19)).

10.16	$15,000,000 7.68% Series A Senior Notes Due 2002, $15,000,000 8.06% Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company (Exhibit 10.1(18)).

10.17	Fourth Amendment to General Continuing Guaranty and Waiver dated November 12, 1998, between Dreyer’s Grand Ice Cream, Inc. and Bank of America National Trust and Savings Association, amending the General Continuing Guaranty referenced in Exhibit 10.3. (Exhibit 10.36 (22)).

10.18	First Amendment dated as of November 17, 1998 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company amending Exhibit 10.16. (Exhibit 10.37 (22)).

10.19*	Secured Promissory Notes dated October 5, 1998 and December 18, 1998 in the principal sums of $95,000 and $186,000, respectively, with Thomas M. Delaplane as Maker and Dreyer’s Grand Ice Cream, Inc. as Payee, and related Pledge Agreement dated October 5, 1998 by and between Thomas Miller Delaplane, as Trustee of the Delaplane Family Trust UAD 6/22/95 and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.41 (22)).

10.20	Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., or the Banks party to the agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager (Exhibit 10.1 (23)).

10.21*	Amendment dated as of October 3, 2000 to Secured Promissory Notes dated October 5, 1998 and December 18, 1998 in the principal sums of $95,000 and $186,000, respectively, with Thomas M. Delaplane as Maker and Dreyer’s Grand Ice Cream, Inc. as Payee, amending Exhibit 10.19.

10.22**	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001.

10.23*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended.

10.24*	Amendment dated as of March 19, 2001 to Secured Promissory Notes dated October 5, 1998 and December 18, 1998 in the principal sums of $95,000 and $186,000, respectively, with Thomas M. Delaplane as Maker and Dreyer’s Grand Ice Cream, Inc. as Payee, amending Exhibit 10.19.

Exhibit Number	Description

21	Subsidiaries of Registrant.

23	Consent of Independent Accountants.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)(3).

**	Confidential treatment requested and pending as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K and Amendment No. 1 thereto for the year ended December 28, 1985 on March 28, 1986 and April 14, 1986, respectively.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988 filed on March 31, 1989.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on March 20, 1991.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 29, 1990 filed on March 29, 1991.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1992 filed on March 26, 1993.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on June 25, 1993.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended on June 26, 1993 filed on August 10, 1993.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed on May 10, 1994.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 9, 1994.

(13)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed on August 9, 1994.

(14)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(15)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 filed on August 15, 1995.

(16)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 filed on November 14, 1995.

(17)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(18)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 filed on August 13, 1996.

(19)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(20)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K/A filed on March 21, 1997.

(21)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 19, 1997.

(22)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1998 filed on March 26, 1999.

(23)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2000 filed on November 7, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC. By: /s/ T. GARY ROGERS —————————————— (T. Gary Rogers) Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GARY ROGERS ———————————— (T. Gary Rogers)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2001

/s/ WILLIAM F. CRONK, III ———————————— (William F. Cronk, III)	President and Director	March 29, 2001

/s/ EDMUND R. MANWELL ———————————— (Edmund R. Manwell)	Secretary and Director	March 29, 2001

/s/ TIMOTHY F. KAHN ———————————— (Timothy F. Kahn)	Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)	March 29, 2001

/s/ JEFFREY P. PORTER ———————————— (Jeffrey P. Porter)	Corporate Controller (Principal Accounting Officer)	March 29, 2001

/s/ JAN L. BOOTH ———————————— (Jan L. Booth)	Director	March 29, 2001

/s/ ROBERT A. HELMAN ———————————— (Robert A. Helman)	Director	March 29, 2001

/s/ M. STEVEN LANGMAN ———————————— (M. Steven Langman)	Director	March 29, 2001

/s/ JOHN W. LARSON ———————————— (John W. Larson)	Director	March 29, 2001

/s/ JACK O. PEIFFER ———————————— (Jack O. Peiffer)	Director	March 29, 2001

/s/ TIMOTHY P. SMUCKER ———————————— (Timothy P. Smucker)	Director	March 29, 2001

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Not applicable.

SCHEDULE II

DREYER’S GRAND ICE CREAM, INC.

VALUATION AND QUALIFYING ACCOUNTS (table and footnotes in thousands)

Description	Balance at Beginning of Period		Additions Charged to Costs and Expenses		Deductions		Balance at End of Period
Fiscal year ended December 26, 1998:
Allowance for doubtful accounts	$ 710		$ 6,498	(3)	$ 1,498	(1)	$ 5,710	(3)
Accumulated amortization of goodwill, distribution rights,
other intangibles and other assets	25,738		13,604	(4)	3,269	(2)(4)	36,073
Restructuring and other accruals	—		4,233	(5)	667		3,566

	$26,448		$24,335		$ 5,434		$45,349

Fiscal year ended December 25, 1999:
Allowance for doubtful accounts	$ 5,710	(3)	$ 857		$ 852	(1)	$ 5,715	(3)
Accumulated amortization of goodwill, distribution rights,
other intangibles and other assets	36,073		3,908		1,198	(2)	38,783
Restructuring and other accruals	3,566		—		3,177	(6)	389

	$45,349		$ 4,765		$ 5,227		$44,887

Fiscal year ended December 30, 2000:
Allowance for doubtful accounts	$ 5,715	(3)	$ 2,175	(8)	$ 5,279	(7)	$ 2,611	(8)
Accumulated amortization of goodwill, distribution rights,
other intangibles and other assets	38,783		5,275		—		44,058
Restructuring and other accruals	389		—		389		—

	$ 44,887		$ 7,450		$ 5,668		$ 46,669

(1)	Write-off of receivables considered uncollectible.

(2)	Removal of fully-amortized assets.

(3)	Includes a bad debt allowance of $5,000 for trade accounts receivable from an independent distributor in Texas.

(4)	Includes charges related to the impairment of goodwill and distribution rights related to the restructuring program and other actions.

(5)	Includes a $3,300 restructuring provision and a $933 charge to cost of goods sold for sales and distribution employees severed in advance of board approval of the restructuring program. The $3,300 restructuring provision was comprised of $2,258 of estimated closing costs associated with the outsourcing of the Grand Soft equipment manufacturing business and $1,042 of severance and related charges for sales and distribution employees.

(6)	Includes a $1,315 reversal of the 1998 restructuring provision of $2,258 related to the outsourcing of the Grand Soft equipment manufacturing business (discussed in (5) above).

(7)	Includes the bad debt allowance for trade accounts receivable from an independent distributor in Texas referred to in (3) above.

(8)	Includes a bad debt provision of $1,602 for uncollectible receivables from the bankruptcy of a major grocery retailer in the Northeast.

