Form 10-Q
period 2001-03-31
DREYERS GRAND ICE CREAM INC
filed 2001-05-15
CIK 352305

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                              Shares Outstanding
                                                 May 11, 2001
                                              ------------------
    Common stock, $1 par value                    28,578,000

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DREYER'S GRAND ICE CREAM, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            Mar. 31, 2001     Dec. 30, 2000
                                                                            -------------     -------------
($ in thousands, except per share amounts)                                   (Unaudited)

Assets
Current Assets:
      Cash and cash equivalents                                               $    2,459       $    2,721
      Trade accounts receivable, net of allowance for doubtful
         accounts of $2,611 in 2001 and 2000                                     107,637           77,310
      Other accounts receivable                                                   24,347           18,810
      Inventories                                                                 78,356           68,801
      Deferred income taxes                                                        5,058            4,584
      Prepaid expenses and other                                                   7,001            6,950
                                                                              ----------       ----------

      Total current assets                                                       224,858          179,176

Property, plant and equipment, net                                               190,022          190,833
Goodwill, distribution rights and other intangibles, net                          93,643           92,892
Other assets                                                                       4,607            5,550
                                                                              ----------       ----------

Total assets                                                                  $  513,130       $  468,451
                                                                              ==========       ==========

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued liabilities                                 $  103,312       $   80,260
     Accrued payroll and employee benefits                                        18,374           24,759
     Current portion of long-term debt                                            11,643           15,043
                                                                              ----------       ----------

     Total current liabilities                                                   133,329          120,062

Long-term debt, less current portion                                             155,114          121,214
Deferred income taxes                                                             26,235           26,263
                                                                              ----------       ----------
Total liabilities                                                                314,678          267,539
                                                                              ----------       ----------
Commitments and contingencies

Redeemable convertible preferred stock, $1 par value - 1,008,000 shares
    authorized; 1,008,000 shares issued and outstanding in 2001 and 2000         100,646          100,540
                                                                              ----------       ----------
Stockholders' Equity:

     Preferred stock, $1 par value - 8,992,000 shares authorized;
           no shares issued or outstanding in 2001 and 2000
     Common stock, $1 par value - 60,000,000 shares authorized;
           28,569,000 shares and 28,268,000 shares issued and
           outstanding  in 2001 and 2000, respectively                            28,569           28,268
     Capital in excess of par                                                     62,428           58,396
     Notes receivable from stockholders                                           (2,583)          (2,284)
     Retained earnings                                                             9,392           15,992
                                                                              ----------       ----------
Total stockholders' equity                                                        97,806          100,372
                                                                              ----------       ----------
Total liabilities and stockholders' equity                                    $  513,130       $  468,451
                                                                              ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            Thirteen Weeks Ended
                                                       -----------------------------
($ in thousands, except per share amounts)             Mar. 31, 2001    Mar. 25, 2000
                                                       -------------    -------------
Revenues:
     Sales                                               $  272,029       $  240,419
     Other income                                               239            1,328
                                                         ----------       ----------
                                                            272,268          241,747
                                                         ----------       ----------
Costs and expenses:
     Cost of goods sold                                     217,377          183,204
     Selling, general and administrative                     59,036           51,578
     Interest, net of amounts capitalized                     3,014            2,658
                                                         ----------       ----------
                                                            279,427          237,440
                                                         ----------       ----------

(Loss) income before income tax (benefit) provision          (7,159)           4,307

Income tax (benefit) provision                               (2,727)           1,641
                                                         ----------       ----------
Net (loss) income                                            (4,432)           2,666

Accretion of preferred stock to redemption value                106              106
Preferred stock dividends                                       348              174
                                                         ----------       ----------
Net (loss) income available to common stockholders       $   (4,886)      $    2,386
                                                         ==========       ==========
Net (loss) income per common share:
     Basic                                               $     (.17)      $      .09
                                                         ==========       ==========
     Diluted                                             $     (.17)      $      .08
                                                         ==========       ==========
Dividends per common share                               $      .06       $      .03
                                                         ==========       ==========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Notes          Retained
                                                                                           Receivable       Earnings
                                                 Common Stock             Capital in         From         (Accumulated
(In thousands)                                Shares       Amount        Excess of Par    Stockholders      Deficit)        Total
                                              ------       -------       -------------    ------------    ------------     -------
Balances at December 25, 1999                 27,871       $27,871          $53,172          $(2,501)        $(4,848)      $73,694
      Net income                                                                                               2,666         2,666
      Accretion of preferred stock to
        redemption value                                                                                        (106)         (106)
      Preferred stock dividends declared                                                                        (174)         (174)
      Common stock dividends declared                                                                           (844)         (844)
      Issuance of common stock under
        employee stock plans, net                226           226            2,829           (1,382)                        1,673
      Repurchases and retirements of
        common stock                                                             (3)                                            (3)
                                              ------       -------          -------         --------        --------       -------

Balances at March 25, 2000                    28,097       $28,097          $55,998          $(3,883)        $(3,306)      $76,906
                                              ======       =======          =======         ========        ========       =======

Balances at December 30, 2000                 28,268       $28,268          $58,396          $(2,284)       $ 15,992      $100,372
     Net loss                                                                                                 (4,432)       (4,432)
     Accretion of preferred stock to
        redemption value                                                                                        (106)         (106)
     Preferred stock dividends declared                                                                         (348)         (348)
     Common stock dividends declared                                                                          (1,714)       (1,714)
     Issuance of common stock under
        employee stock plans, net                347           347            4,636             (299)                        4,684
     Repurchases and retirements of
        common stock                             (46)          (46)            (604)                                          (650)
                                              ------       -------          -------         --------        --------      --------
Balances at March 31, 2001                    28,569       $28,569          $62,428          $(2,583)       $  9,392      $ 97,806
                                              ======       =======          =======         ========        ========      ========


See accompanying Notes to Consolidated Financial Statements.

                         DREYER'S GRAND ICE CREAM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                Thirteen Weeks Ended
                                                                           -------------------------------
    (In thousands)                                                         Mar. 31, 2001     Mar. 25, 2000
                                                                           -------------     -------------
Cash flows from operating activities:
     Net (loss) income                                                        $  (4,432)      $   2,666
     Adjustments to reconcile net (loss) income to cash from operations:
          Depreciation and amortization                                           9,169           8,808
          Deferred income taxes                                                    (502)            549
          Changes in assets and liabilities, net of amounts acquired:
                Trade accounts receivable                                       (30,327)        (16,244)
                Other accounts receivable                                        (5,537)         (7,035)
                Inventories                                                      (9,555)         (8,515)
                Prepaid expenses and other                                          (51)         (1,006)
                Accounts payable and accrued liabilities                         22,012          22,423
                Accrued payroll and employee benefits                            (6,385)        (18,409)
                                                                              ---------       ---------
                                                                                (25,608)        (16,763)
                                                                              ---------       ---------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                (7,178)         (4,994)
     Retirement of property, plant and equipment                                    372             482
     Increase in goodwill, distribution rights, and other intangibles            (2,000)
     Purchase of common stock of Cherokee Cream Company,
         Inc., net of cash acquired                                                              (7,651)
     Decrease in other assets                                                       640           1,075
                                                                              ---------       ---------
                                                                                 (8,166)        (11,088)
                                                                              ---------       ---------
Cash flows from financing activities:
     Proceeds from long-term debt, net                                           33,900          31,935
     Repayments of long-term debt                                                (3,400)         (4,713)
     Issuance of common stock under employee stock plans, net                     4,684           1,673
     Repurchases and retirements of common stock                                   (650)             (3)
     Cash dividends paid                                                         (1,022)         (1,005)
                                                                              ---------       ---------
                                                                                 33,512          27,887
                                                                              ---------       ---------

(Decrease) increase in cash and cash equivalents                                   (262)             36

Cash and cash equivalents, beginning of period                                    2,721           3,158
                                                                              ---------       ---------
Cash and cash equivalents, end of period                                      $   2,459       $   3,194
                                                                              =========       =========

Supplemental cash flow information: Cash paid during the period for:
                Interest (net of amounts capitalized)                         $   1,391       $   1,648
                                                                              =========       =========
                Income taxes (net of refunds)                                 $       2       $       2
                                                                              =========       =========
Supplemental acquisition information:
    Fair value of assets acquired                                                             $  19,052
    Cash paid for common stock                                                                   (7,855)
                                                                                              ---------
    Liabilities assumed                                                                       $  11,197
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

     The consolidated financial statements for the thirteen-week periods ended March 31, 2001 and March 25, 2000 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 2000, appearing in the Company's 2000 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

NOTE 2 - Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 31, 2001 and December 30, 2000 consisted of the following:

(In thousands)                Mar. 31, 2001   Dec. 30, 2000
                              -------------   -------------
Raw materials                  $   11,274      $    8,368
Finished goods                     67,082          60,433
                               ----------      ----------
                               $   78,356      $   68,801
                               ==========      ==========

NOTE 3 - Goodwill, distribution rights and other intangibles, net

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry's Homemade, Inc. (Ben & Jerry's), a subsidiary of Unilever United States, Inc. Under this agreement, the Company became the distributor of Ben & Jerry's products for the grocery channel in all of its company-operated markets across the country. The Company and Ben & Jerry's are expanding the Company's role as a Ben & Jerry's distributor in other non-grocery channels, such as convenience stores. The agreement took effect on March 5, 2001, has a term of five years, and automatically renews for two additional five-year terms unless terminated by either party at the end of each five-year term.

NOTE 4 - Redeemable Convertible Preferred Stock

The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the shares by paying $100,752,000 on June 30, 2001. The Company anticipates that it would fund such a redemption from borrowings and/or other financing sources.

NOTE 5 - Net (Loss) Income Per Common Share

The denominator for basic net (loss) income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net
(loss) income per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities which include stock options and redeemable convertible preferred stock.

                                                       Thirteen Weeks Ended
                                                  -----------------------------
(In thousands, except per share amounts)          Mar. 31, 2001   Mar. 25, 2000
                                                  -------------   -------------
Net (loss) income available to common
   stockholders -- basic                           $   (4,886)      $    2,386

Add: preferred dividends and accretion                                     280
                                                   ----------       ----------
Net (loss) income available to common
   stockholders -- diluted                         $   (4,886)      $    2,666
                                                   ==========       ==========

Weighted-average shares-basic                          28,370           27,939
Dilutive effect of options                                                 619
Dilutive effect of preferred stock                                       5,800
                                                   ----------       ----------
Weighted-average shares-diluted                        28,370           34,358
                                                   ==========       ==========
Net (loss) income per common share:
   Basic                                           $     (.17)      $      .09
                                                   ==========       ==========
   Diluted                                         $     (.17)      $      .08
                                                   ==========       ==========


Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net (loss) income per common share when their inclusion would have an anti-dilutive effect. These securities, stated in absolute equivalent shares of common stock, consisted of 1,597,000 stock options during the period ended March 25, 2000. In addition, 5,800,000 equivalent common shares relating to the redeemable convertible preferred stock and 2,129,000 stock options that would have been dilutive in a period of income were excluded from the calculation of diluted net loss per common share due to their anti-dilutive effects resulting from the net loss during the period ended March 31, 2001.

Dividends per common share

     On February 14, 2001, the Board of Directors, subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

NOTE 6 - New Accounting Pronouncements

At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense.

     At its April 18-19, 2001 meeting, the EITF reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF 00-25). This new pronouncement requires that fees paid to retailers to obtain space for their products on the retailer's store shelves (slotting fees) and amounts paid to retailers to advertise the Company's products be recorded as a reduction of revenue. At the present time, the Company classifies these costs (including fixed trade promotion expenses and slotting fees) as a selling, general and administrative expense.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $31,200,000 and $26,400,000, for the thirteen-weeks ended March 31, 2001 and March 25, 2000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company plans on implementing EITF 00-14 and EITF 00-25 as required in the first quarter of 2002. Reclassification of prior period financial statements is required.

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

     Also, in connection with this "safe harbor" provision, the Company identifies important factors that could cause the Company's actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the cautionary statements set forth in this and other filings with the Securities and Exchange Commission.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis for the year ended December 30, 2000, appearing in the Company's 2000 Annual Report to Stockholders.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to sales and the percentage change of such items compared to the indicated prior period:


                                                                                             Period-to-Period
                                                                                                  Variance
                                                               Percentage of Sales         Favorable (Unfavorable)
                                                         ------------------------------    ----------------------
                                                              Thirteen Weeks Ended
                                                         ------------------------------    Thirteen Weeks Ended
                                                         Mar. 31, 2001    Mar. 25, 2000    2001 Compared to 2000
                                                         -------------    -------------    ----------------------
Revenues:
   Sales                                                      100.0%            100.0%             13.1 %
   Other income                                                 0.1               0.5             (82.0)
                                                         ----------        ----------
                                                              100.1             100.5              12.6
                                                         ----------        ----------
Costs and expenses:
   Cost of goods sold                                          79.9              76.2             (18.7)
   Selling, general and administrative                         21.7              21.5             (14.5)
   Interest, net of amounts capitalized                         1.1               1.1             (13.4)
                                                         ----------        ----------

                                                              102.7              98.8             (17.7)
                                                         ----------        ----------

(Loss) income before income tax (benefit) provision            (2.6)              1.7            (266.2)
Income tax (benefit) provision                                 (1.0)              0.6             266.2
                                                         ----------        ----------

Net (loss) income                                              (1.6)              1.1            (266.2)
Accretion of preferred stock to redemption value                0.1               0.1               0.0
Preferred stock dividends                                       0.1               0.1            (100.0)
                                                         ----------        ----------
Net (loss) income available to common stockholders             (1.8)%             0.9%           (304.8)%
                                                         ==========        ==========        ==========

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 25, 2000

Consolidated sales for the first quarter of 2001 increased $31,610,000, or 13 percent, to $272,029,000 from $240,419,000 for the same quarter last year (see "New Accounting Pronouncements").

     Sales of the Company's branded products, including licensed and joint venture products (company brands), increased $5,697,000 or three percent, to $178,032,000 from $172,335,000 for the same quarter last year. Company brands represented 65 percent of consolidated sales in 2000 compared with 72 percent in the same quarter last year. Gallon sales of the Company's branded products, including novelties, increased approximately 400,000 gallons, or two percent, to approximately 22,900,000 gallons. The products that led this increase were the co-branded M&M/Mars line, the Dreyer's and Edy's Grand Ice Cream, and Whole Fruit Bars. The average price of the Company's branded products increased two percent before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses (see "New Accounting Pronouncements"). The increase is attributable to price increases on premium ice cream which were implemented in the fourth quarter of 2000.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry's Homemade, Inc. (Ben & Jerry's), increased $25,913,000, or 38 percent, to $93,997,000 from $68,084,000 for the same quarter last year. This increase was driven largely by the acquisition of independent distributors in 2000 and by increased sales of Ben & Jerry's superpremium products. Sales of partner brands represented 35 percent of consolidated sales compared with 28 percent in the same quarter last year. The Company began distributing Ben & Jerry's products to a larger distribution territory during the month of March and is now the distributor of Ben & Jerry's products for the grocery channel in all of the Company's company-owned markets across the country. Average wholesale prices for partner brands increased approximately nine percent. Unit sales of partner brands increased by 27 percent over the same quarter last year.

    Cost of goods sold increased $34,173,000, or 19 percent, over the same quarter last year. The Company's gross profit decreased by $2,563,000 to $54,652,000, representing a 20 percent gross margin for the first quarter of 2001 compared with a 24 percent gross margin for the first quarter of 2000. The cost of cream, the Company's primary ingredient, and the cost of certain other ingredients, including vanilla and other flavorings, rose sharply during the quarter. During the first quarter of 2001, the increase in dairy raw material costs unfavorably impacted gross profit by approximately $5,000,000 as compared to the first quarter of 2000. Gross margin was also unfavorably affected by integration and other costs associated with recent acquisitions, higher energy costs and increased distribution expenses incurred in the rollout of additional distribution territories for Ben & Jerry's products.

     Other income decreased $1,089,000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $7,458,000, or 14 percent, to $59,036,000 from $51,578,000. The increase primarily reflects increased trade promotion expenses for both new and existing products (see "New Accounting Pronouncements") and increased administrative expenses. Selling, general and administrative expenses represented 22 percent of consolidated sales in the first quarters of 2001 and 2000.

     Interest expense increased $356,000, or 13 percent, to $3,014,000, primarily attributable to higher average borrowings required for funding acquisitions, slightly offset by lower interest rates.

     The income tax benefit in 2001 resulted from a pre-tax loss; the income tax provision in 2000 resulted from pre-tax income. The effective tax rate was 38.1% for the first quarters of 2001 and 2000.


FINANCIAL CONDITION-LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 increased $32,415,000 from year-end 2000. The Company's cash flows used in operating activities increased to $25,608,000 from $16,763,000 for the same period last year. These increases were primarily comprised of increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities, and resulted from both seasonality and the additional Ben & Jerry's business.

     Cash flows used in investing activities totaled $8,166,000 and $11,088,000, in 2001 and 2000, respectively. Cash flows used in investing activities during the first quarter of 2001 consisted primarily of purchases of $7,178,000 in property, plant and equipment. Cash flows used in investing activities during the first quarter of 2000 consisted primarily of the $7,651,000 payment for the purchase of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. and purchases of $4,994,000 of property, plant and equipment.

     Cash flows from financing activities totaled $33,512,000 and $27,887,000, in 2001 and 2000, respectively. Cash flows from financing activities for the first quarter of 2001 primarily consisted of a net increase of $33,900,000 in the Company's revolving line of credit, partially offset by repayments of debt totaling $3,400,000. Cash flows from financing activities for the first quarter of 2000 primarily consisted of a net increase of $31,935,000 in the revolving line of credit, partially offset by repayments of debt totaling $4,713,000.

     The Company's Series A redeemable convertible preferred stock, redemption value $100,752,000, is convertible, at the option of the holder, into 5,800,000 shares of common stock on or before June 30, 2001. If the holder does not convert, the Company will redeem the shares by paying $100,752,000 on June 30, 2001. The Company anticipates that it would fund such a redemption from borrowings and/or other financing sources.

     On February 14, 2001, the Board of Directors, subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

     At March 31, 2001, the Company had $2,459,000 in cash and cash equivalents, and an unused credit line of $120,600,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

New Accounting Pronouncements

At its July 19-20, 2000 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" (EITF 00-14). This new pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense.

     At its April 18-19, 2001 meeting, the EITF reached a consensus on EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF 00-25). This new pronouncement requires that fees paid to retailers to obtain space for their products on the retailer's store shelves (slotting fees) and amounts paid to retailers to advertise the Company's products be recorded as a reduction of revenue. At the present time, the Company classifies these costs (including fixed trade promotion expenses and slotting fees) as a selling, general and administrative expense.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $31,200,000 and $26,400,000, for the thirteen-weeks ended March 31, 2001 and March 25, 2000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company plans on implementing EITF 00-14 and EITF 00-25 as required in the first quarter of 2002. Reclassification of prior period financial statements is required.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The largest component of the Company's cost of production is raw materials, principally comprised of dairy products and sugar. Historically, and over the long-term, the Company has been able to compensate for increases in the price level of these commodities through price increases and manufacturing and distribution operating efficiencies. During the first quarter of 2001, the increase in dairy raw material costs unfavorably impacted gross profit by approximately $5,000,000 as compared to the first quarter of 2000.

     The Company anticipates it will continue to experience unfavorable energy costs, specifically for natural gas, and for electricity at its California facilities in 2001. These California facilities accounted for approximately 30 percent of the Company's total production in 2000. The Company may also experience an interruption in electric power in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company.

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

        Exhibit No.             Description
        -----------             -----------
        10.1                    First Amendment dated April 19, 2001 to Credit
                                Agreement dated as of July 25, 2000 among
                                Dreyer's Grand Ice Cream, Inc., the banks party
                                to this agreement, Bank of America, N.A. as
                                Agent for the Banks, as Swing Line Bank and as
                                Letter of Credit Issuing Bank; Union Bank of
                                California, N.A. as Syndication Agent and Banc
                                of America Securities LLC as Lead Arranger and
                                Book Manager.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001. However, a Report on Form 8-K announcing that the Company's earnings for the first quarter of 2001 and for fiscal year 2001 would be below expectations was filed on April 2, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DREYER'S GRAND ICE CREAM, INC.



Dated:  May 15, 2001           By:  /s/ Timothy F. Kahn
                               -------------------------------------------------
                                 Timothy F. Kahn
                                 Vice President - Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

                         DREYER'S GRAND ICE CREAM, INC.

                                INDEX OF EXHIBITS

Exhibit No.                     Description
-----------                     -----------
10.1                            First Amendment dated April 19, 2001 to Credit
                                Agreement dated as of July 25, 2000 among
                                Dreyer's Grand Ice Cream, Inc., the banks party
                                to this agreement, Bank of America, N.A. as
                                Agent for the Banks, as Swing Line Bank and as
                                Letter of Credit Issuing Bank; Union Bank of
                                California, N.A. as Syndication Agent and Banc
                                of America Securities LLC as Lead Arranger and
                                Book Manager.