Form 10-Q
period 2001-06-30
DREYERS GRAND ICE CREAM INC
filed 2001-08-14
CIK 352305

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(510) 652-8187
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding
August 12, 2001

Common stock, $1 par value	34,385,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2001	Dec. 30, 2000

($ in thousands, except per share amounts)	(Unaudited)

Assets
Current Assets:

Cash and cash equivalents	$5,251	$2,721

Trade accounts receivable, net of allowance for doubtful accounts of $1,102 in 2001 and $2,611 in 2000	134,929	77,310

Other accounts receivable	20,621	18,353

Inventories	84,866	68,801

Deferred income taxes	4,292	4,584

Prepaid expenses and other	7,629	6,950

Total current assets	257,588	178,719

Property, plant and equipment, net	196,328	190,833

Goodwill, distribution rights and other intangibles, net	94,799	92,892

Other assets	6,240	6,007

Total assets	$554,955	$468,451

Liabilities and Stockholders’ Equity
Current Liabilities:

Accounts payable and accrued liabilities	$132,790	$80,260

Accrued payroll and employee benefits	19,415	24,759

Current portion of long-term debt	11,643	15,043

Total current liabilities	163,848	120,062

Long-term debt, less current portion	161,371	121,214

Deferred income taxes	26,281	26,263

Total liabilities	351,500	267,539

Commitments and contingencies

Redeemable convertible preferred stock, $1 par value - 1,008,000 shares authorized; no shares issued or outstanding in 2001; 1,008,000 shares issued and outstanding in 2000		100,540

Stockholders’ Equity:

Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 2001 and 2000
Common stock, $1 par value - 60,000,000 shares authorized; 34,385,000 shares and 28,268,000 shares issued and outstanding in 2001 and 2000, respectively	34,385	28,268

Capital in excess of par	157,110	58,396

Notes receivable from stockholders	(2,304)	(2,284)

Retained earnings	14,264	15,992

Total stockholders’ equity	203,455	100,372

Total liabilities and stockholders’ equity	$554,955	$468,451

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

($ in thousands, except per share amounts)
Revenues:

Sales	$384,833	$323,820	$656,862	$564,239

Other income	930	1,801	1,169	3,129

	385,763	325,621	658,031	567,368

Costs and expenses:

Cost of goods sold	293,952	234,799	511,329	418,003

Selling, general and administrative	77,096	67,627	136,132	119,205

Interest, net of amounts capitalized	3,264	2,975	6,278	5,633

	374,312	305,401	653,739	542,841

Income before income tax provision	11,451	20,220	4,292	24,527

Income tax provision	4,410	7,704	1,683	9,345

Net income	7,041	12,516	2,609	15,182

Accretion of preferred stock to redemption value	106	106	212	212

Preferred stock dividends		174	348	348

Net income available to common stockholders	$6,935	$12,236	$2,049	$14,622

Net income per common share:

Basic	$.24	$.44	$.07	$.52

Diluted	$.20	$.35	$.07	$.44

Dividends per common share	$.06	$.03	$.12	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes	Retained
	Common Stock			Receivable	Earnings
			Capital in	From	(Accumulated
(In thousands)	Shares	Amount	Excess of Par	Stockholders	Deficit)	Total

Balances at December 25, 1999	27,871	$27,871	$53,172	$(2,501)	$(4,848)	$73,694

Net income					15,182	15,182

Accretion of preferred stock to redemption value					(212)	(212)

Preferred stock dividends declared					(348)	(348)

Common stock dividends declared					(1,688)	(1,688)

Issuance of common stock under employee stock plans, net	266	266	3,560	(597)		3,229

Repurchases and retirements of common stock			(3)			(3)

Balances at June 24, 2000	28,137	$28,137	$56,729	$(3,098)	$8,086	$89,854

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$15,992	$100,372

Net income					2,609	2,609

Accretion of preferred stock to redemption value					(212)	(212)

Preferred stock dividends declared					(348)	(348)

Common stock dividends declared					(3,777)	(3,777)

Conversion of mandatorily redeemable convertible preferred stock to common stock	5,800	5,800	94,952			100,752

Issuance of common stock under employee stock plans, net	391	391	5,858	(20)		6,229

Repurchases and retirements of common stock	(74)	(74)	(2,096)			(2,170)

Balances at June 30, 2001	34,385	$34,385	$157,110	$(2,304)	$14,264	$203,455

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended

(In thousands)	June 30, 2001	June 24, 2000

Cash flows from operating activities:

Net income	$2,609	$15,182

Adjustments to reconcile net income to cash from operations:

Depreciation and amortization	17,953	18,437

Deferred income taxes	310	3,091

Changes in assets and liabilities, net of amounts acquired:

Trade accounts receivable	(57,619)	(60,908)

Other accounts receivable	(2,268)	(15,253)

Inventories	(16,065)	(26,695)

Prepaid expenses and other	(679)	(777)

Accounts payable and accrued liabilities	51,315	67,745

Accrued payroll and employee benefits	(5,344)	(10,567)

	(9,788)	(9,745)

Cash flows from investing activities:

Acquisition of property, plant and equipment	(21,485)	(14,280)

Retirement of property, plant and equipment	703	1,386

Purchase of common stock of Cherokee Cream Company, Inc., net of cash acquired		(7,651)

(Increase) decrease in goodwill, distribution rights and other intangibles, net	(4,270)	781

Increase in other assets	(536)	(2,079)

	(25,588)	(21,843)

Cash flows from financing activities:

Proceeds from long-term debt, net	47,300	51,252

Repayments of long-term debt	(10,543)	(18,721)

Issuance of common stock under employee stock plans, net	6,229	3,229

Repurchases and retirements of common stock	(2,170)	(3)

Cash dividends paid	(2,910)	(2,022)

	37,906	33,735

Increase in cash and cash equivalents	2,530	2,147

Cash and cash equivalents, beginning of period	2,721	3,158

Cash and cash equivalents, end of period	$5,251	$5,305

Supplemental cash flow information:

Cash paid (refunded) during the period for:

Interest (net of amounts capitalized)	$5,565	$5,855

Income taxes (net of refunds)	$46	$1,021

Supplemental schedule of noncash investing and financing activities:

Conversion of redeemable convertible preferred stock to common stock	$100,752

Fair value of assets acquired		$19,052

Cash paid for common stock		(7,855)

Liabilities assumed		$11,197

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Operations and Financial Statement Presentation

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

     The consolidated financial statements for the thirteen and twenty-six weeks ended June 30, 2001 and June 24, 2000 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 2000, appearing in the Company’s 2000 Annual Report to Stockholders. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 — Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 2001 and December 30, 2000 consisted of the following:

(In thousands)	June 30, 2001	Dec. 30, 2000

Raw materials	$9,809	$8,368

Finished goods	75,057	60,433

	$84,866	$68,801

NOTE 3 — Goodwill, distribution rights and other intangibles, net

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), a subsidiary of Unilever United States, Inc. Under this agreement, the Company became the distributor of Ben & Jerry’s products for the grocery channel in all of its company-operated markets across the country as of the effective date of March 5, 2001. The Company and Ben & Jerry’s are expanding the Company’s role as a Ben & Jerry’s distributor in other non-grocery channels, such as convenience stores. The agreement has a term of five years, and automatically renews for two additional five-year terms unless terminated by either party at the end of each five-year term.

NOTE 4 — Redeemable Convertible Preferred Stock

The Company’s Series A redeemable convertible preferred stock, redemption value $100,752,000, was converted by the holder into 5,800,000 shares of common stock in June 2001.

NOTE 5 — Net Income Per Common Share

The denominator for basic net income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities which include stock options and redeemable convertible preferred stock.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

(In thousands, except per share amounts)	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Net income available to common stockholders-basic	$6,935	$12,236	$2,049	$14,622

Add: preferred dividends and accretion	106	280	560	560

Net income available to common stockholders-diluted	$7,041	$12,516	$2,609	$15,182

Weighted-average shares-basic	29,275	28,119	28,822	27,949

Dilutive effect of options	1,733	1,535	1,923	1,106

Dilutive effect of preferred stock	5,099	5,800	5,449	5,800

Weighted-average shares-diluted	36,107	35,454	36,194	34,855

Net income per common share:

Basic	$.24	$.44	$.07	$.52

Diluted	$.20	$.35	$.07	$.44

Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. These securities, stated in absolute equivalent shares of common stock, consisted of 774,000 and 71,000 stock options during the thirteen-weeks ended June 30, 2001 and June 24, 2000, respectively, and 753,000 and 689,000 stock options during the twenty-six weeks ended June 30, 2001 and June 24, 2000, respectively.

Dividends per common share

     On February 14, 2001, the Board of Directors, subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

NOTE 6 — New Accounting Pronouncements

Accounting for Certain Sales Incentives and Vendor Consideration

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), issued EITF 00-14, “Accounting for Certain Sales Incentives” (EITF 00-14). This pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense.

     In April 2001, the EITF issued EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” (EITF 00-25). This pronouncement requires that fees paid to retailers to obtain space for their products on the retailer’s store shelves (slotting fees) and amounts paid to retailers to advertise a company’s products be recorded as a reduction of revenue. At the present time, the Company classifies these costs (including fixed trade promotion expenses and slotting fees) as a selling, general and administrative expense.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $47,700,000 and $37,900,000, for the thirteen-weeks ended June 30, 2001 and June 24, 2000, respectively. For the twenty-six weeks ended June 30, 2001 and June 24, 2000, these expenses totaled approximately $78,900,000 and $64,300,000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 and EITF 00-25 in the first quarter of 2002. Reclassification of prior period financial statements is required.

Accounting for Business Combinations

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). This statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This statement continues to require recognition of goodwill as an asset, but amortization of goodwill as currently required by APB Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of goodwill and distribution rights. Amortization of goodwill and distribution rights totaled approximately $980,000 and $1,100,000, for the thirteen-weeks ended June 30, 2001 and June 24, 2000, respectively, and approximately $2,100,000 and $1,900,000, for the twenty-six weeks ended June 30, 2001 and June 24, 2000, respectively. The Company will implement SFAS No. 141 and SFAS No. 142 in the first quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited)

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have identified that forward-looking statements are contained in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

     Also, in connection with this “safe harbor” provision, the Company identifies important factors that could cause the Company’s actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the cautionary statements set forth in this and other filings with the Securities and Exchange Commission.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management’s Discussion and Analysis for the year ended December 30, 2000, appearing in the Company’s 2000 Annual Report to Stockholders.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to sales and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
	Percentage of Sales				Favorable (Unfavorable)

					Thirteen	Twenty-six
					Weeks	Weeks
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Ended	Ended
					2001	2001
	June 30,	June 24,	June 30,	June 24,	Compared	Compared
	2001	2000	2001	2000	To 2000	To 2000

Revenues:

Sales	100.0%	100.0%	100.0%	100.0%	18.8%	16.4%

Other income	0.2	0.6	0.2	0.6	(48.4)	(62.6)

	100.2	100.6	100.2	100.6	18.5	16.0

Costs and expenses:

Cost of goods sold	76.4	72.6	77.8	74.1	(25.2)	(22.3)

Selling, general and administrative	20.0	20.9	20.7	21.1	(14.0)	(14.2)

Interest, net of amounts capitalized	0.9	0.9	1.0	1.0	(9.7)	(11.5)

	97.3	94.4	99.5	96.2	(22.6)	(20.4)

Income before income tax provision	2.9	6.2	0.7	4.4	(43.4)	(83.0)

Income tax provision	1.1	2.4	0.3	1.7	42.8	(82.0)

Net income	1.8	3.8	0.4	2.7	(43.7)	(82.8)

Accretion of preferred stock to redemption value	—	—	—	—	—	—

Preferred stock dividends	—	0.1	0.1	0.1	—	—

Net income available to common stockholders	1.8%	3.7%	0.3%	2.6%	(43.3)	(86.0)

Thirteen Weeks ended June 30, 2001 Compared with Thirteen Weeks ended June 24, 2000

Consolidated sales for the second quarter of 2001 increased $61,013,000, or 19 percent, to $384,833,000 from $323,820,000 for the same quarter last year.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $8,885,000, or four percent, to $239,156,000 from $230,271,000 for the same quarter last year. Company brands represented 62 percent of consolidated sales in 2001 compared with 71 percent in the same quarter last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 600,000 gallons, or two percent, to approximately 30,200,000 gallons. The products that led this increase were Dreyer’s and Edy’s Grand Ice Cream, Whole Fruit Bars, and the “better for you” portfolio. Sales of the Company’s superpremium portfolio declined slightly compared to the same quarter last year. The average price of the Company’s branded products increased two percent before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $52,128,000, or 56 percent, to $145,677,000 from $93,549,000 for the same quarter last year. This increase was driven largely by the acquisition of independent distributors in 2000 and by increased sales of Ben & Jerry’s superpremium products. Sales of partner brands represented 38 percent of consolidated sales compared with 29 percent in the same quarter last year. Unit sales of partner brands increased by 49 percent over the same quarter last year. The Company began distributing Ben & Jerry’s products to a larger distribution territory in March 2001 and distributes Ben & Jerry’s products for the grocery channel in all of the Company’s company-owned markets across the country. Average wholesale prices for partner brands increased approximately five percent.

     Cost of goods sold increased $59,153,000, or 25 percent, over the same quarter last year. The Company’s gross profit increased by $1,860,000 to $90,881,000, representing a 24 percent gross margin for the second quarter of 2001 compared with a 27 percent gross margin for the second quarter of 2000. The cost of cream, the Company’s primary ingredient, and the cost of certain other ingredients, including vanilla and other flavorings, rose sharply during the quarter. During the second quarter of 2001, the increase in dairy raw material costs unfavorably impacted gross profit by approximately $10,000,000 as compared to the second quarter of 2000. Gross margin was also unfavorably affected by integration and other costs associated with recent acquisitions, higher energy costs and increased distribution expenses incurred in the rollout of additional distribution territories for Ben & Jerry’s products.

     Other income decreased $871,000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $9,469,000, or 14 percent, to $77,096,000 from $67,627,000. The increase primarily reflects increased trade promotion expenses for both new and existing products and increased administrative expenses. Selling, general and administrative expenses represented 20 percent of consolidated sales in the second quarter of 2001 and 21 percent in 2000.

     Interest expense increased $289,000, or 10 percent, to $3,264,000, primarily attributable to higher average borrowings required for funding acquisitions, slightly offset by lower interest rates.

     The effective tax rate was 38.5 percent for the second quarter of 2001 and 38.1 percent for the same quarter last year.

Twenty-six Weeks ended June 30, 2001 Compared with Twenty-six Weeks ended June 24, 2000

Consolidated sales for first twenty-six weeks of 2001 increased $92,623,000, or 16 percent, to $656,862,000 from $564,239,000 for the same period last year.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $14,582,000, or four percent, to $417,188,000 from $402,606,000 for the same period last year. Company brands represented 64 percent of consolidated sales in 2001 compared with 71 percent in the same quarter last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 1,000,000 gallons, or two percent, to approximately 53,100,000 gallons. The products that led this increase were Dreyer’s and Edy’s Grand Ice Cream, Whole Fruit Bars, and the “better for you” portfolio. Sales of the Company’s superpremium portfolio declined slightly compared to the same period last year. The average price of the Company’s branded products increased two percent before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $78,041,000, or 48 percent, to $239,674,000 from $161,633,000 for the same period last year. This increase was driven largely by the acquisition of independent distributors in 2000 and by increased sales of Ben & Jerry’s superpremium products. Sales of partner brands represented 36 percent of consolidated sales compared with 29 percent in the same period last year. Unit sales of partner brands increased by 39 percent over the same period last year. The Company began distributing Ben & Jerry’s products to a larger distribution territory during March 2001 and distributes Ben & Jerry’s products for the grocery channel in all of the Company’s company-owned markets across the country. Average wholesale prices for partner brands increased approximately seven percent.

     Cost of goods sold increased $93,326,000, or 22 percent, over the same period last year. The Company’s gross profit decreased by $703,000 to $145,533,000, representing a 22 percent gross margin for the first twenty-six weeks of 2001 compared with a 26 percent gross margin for the same period of 2000. The cost of cream, the Company’s primary ingredient, rose and remained high. During the first twenty-six weeks of 2001, the increase in dairy raw material costs unfavorably impacted gross profit by approximately $15,000,000 as compared to the same period of 2000. Gross margin was also unfavorably affected by integration and other costs associated with recent acquisitions, higher energy costs and increased distribution expenses incurred in the rollout of additional distribution territories for Ben & Jerry’s products.

     Other income decreased $1,960,000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $16,927,000, or 14 percent, to $136,132,000 from $119,205,000. The increase primarily reflects increased trade promotion expenses for both new and existing products and, to a lesser extent, increased administrative expenses. Selling, general and administrative expenses represented 21 percent of consolidated sales in 2001 and 2000.

     Interest expense increased $645,000, or 11 percent, to $6,278,000, primarily attributable to higher average borrowings required for funding acquisitions, slightly offset by lower interest rates.

     The effective tax rate was 39.2 percent and 38.1 percent for the twenty-six weeks ended 2001 and 2000, respectively.

FINANCIAL CONDITION-LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2001 increased $35,083,000 from year-end 2000. The Company’s cash flows used in operating activities increased slightly to $9,788,000 from $9,745,000 for the same period last year. These increases were primarily comprised of increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities, and resulted from both seasonality and the additional Ben & Jerry’s business.

     Cash flows used in investing activities totaled $25,588,000 and $21,843,000, in 2001 and 2000, respectively. Cash flows used in investing activities during the first twenty-six weeks of 2001 consisted primarily of purchases of $21,485,000 in property, plant and equipment. Cash flows used in investing activities during the first twenty six-weeks of 2000 consisted primarily of purchases of $14,280,000 of property, plant and equipment and the $7,651,000 payment for the purchase of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc.

     Cash flows from financing activities totaled $37,906,000 and $33,735,000, in 2001 and 2000, respectively. Cash flows from financing activities for the first twenty-six weeks of 2001 primarily consisted of a net increase of $47,300,000 in the Company’s revolving line of credit, partially offset by repayments of debt totaling $10,543,000. Cash flows from financing activities for the first twenty-six weeks of 2000 primarily consisted of a net increase of $51,252,000 in the revolving line of credit, partially offset by repayments of debt totaling $18,721,000.

     The Company’s Series A redeemable convertible preferred stock, redemption value $100,752,000, was converted by the holder into 5,800,000 shares of common stock in June 2001.

     On February 14, 2001, the Board of Directors, subject to compliance with applicable law, contractual provisions, and future review of the condition of the Company, declared its intention to increase the regular quarterly dividend from $.03 per common share to $.06 per common share starting with the first quarter of 2001.

     At June 30, 2001, the Company had $5,251,000 in cash and cash equivalents, and an unused credit line of $107,200,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

New Accounting Pronouncements

Accounting for Certain Sales Incentives and Vendor Consideration

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), issued EITF 00-14, “Accounting for Certain Sales Incentives” (EITF 00-14). This pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as a selling, general and administrative expense.

     In April 2001, the EITF issued EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” (EITF 00-25). This pronouncement requires that fees paid to retailers to obtain space for their products on the retailer’s store shelves (slotting fees) and amounts paid to retailers to advertise a company’s products be recorded as a reduction of revenue. At the present time, the Company classifies these costs (including fixed trade promotion expenses and slotting fees) as a selling, general and administrative expense.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $47,700,000 and $37,900,000, for the thirteen-weeks ended June 30, 2001 and June 24, 2000, respectively. For the twenty-six weeks ended June 30, 2001 and June 24, 2000, these expenses totaled approximately $78,900,000 and $64,300,000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 and EITF 00-25 in the first quarter of 2002. Reclassification of prior period financial statements is required.

Accounting for Business Combinations

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). This statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted.

     In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This statement continues to require recognition of goodwill as an asset, but amortization of goodwill as currently required by APB Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of goodwill and distribution rights. Amortization of goodwill and distribution rights totaled approximately $980,000 and $1,100,000, for the thirteen-weeks ended June 30, 2001 and June 24, 2000, respectively, and approximately $2,100,000 and $1,900,000, for the twenty-six weeks ended June 30, 2001 and June 24, 2000, respectively. The Company will implement SFAS No. 141 and SFAS No. 142 in the first quarter of 2002.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 30, 2000, there have been no material changes in the Company’s market risk exposure.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An Annual Meeting of Stockholders was held in Oakland, California on May 9, 2001. A total of 25,624,908 shares (89.7 percent) of the outstanding common shares and 1,007,522 shares (100.0 percent) of the outstanding Series A convertible preferred shares (convertible into 5,800,000 common shares) were represented at the meeting whether in person or by proxy. The following matters were voted upon by the stockholders:

(a)	Election of three directors to Class I of the Board of Directors

The following persons, who were the only nominees, were re-elected as directors of Class I of the Board of Directors until the 2004 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

Nominee	For	Withheld

Jan L. Booth	31,140,240	284,668

John W. Larson	31,139,910	284,998

Jack O. Peiffer	31,137,498	287,410

(b)	Approving the amendment to the Company’s Stock Option Plan (1993) to increase the number of shares reserved for issuance thereunder by 848,425 shares on the date of each annual meeting of stockholders, beginning in 2001 and ending with the 2005 annual meeting, for a total increase over the five-year period of 4,242,125 shares:

Votes

For	19,450,370

Against	8,743,409

Abstain	21,103

Broker non-votes	3,210,026

and

(c)	Approving the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year 2001 and thereafter until its successor is appointed:

Votes

For	31,412,674

Against	4,539

Abstain	7,689

Broker non-votes	6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

          None.

(b)	A Report on Form 8-K announcing that the Company’s earnings for the second quarter of 2001 and for fiscal year 2001 would be below expectations was filed on April 2, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: August 14, 2001	By:	/s/ Timothy F. Kahn

Timothy F. Kahn Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)