Form 10-Q
period 2001-09-29
DREYERS GRAND ICE CREAM INC
filed 2001-11-13
CIK 352305

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Yes	[X]	No	[ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding
November 11, 2001

Common stock, $1 par value	34,469,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	Sept. 29, 2001	Dec. 30, 2000

	(Unaudited)
($ in thousands, except per share amounts)

Assets
Current Assets:
Cash and cash equivalents	$2,529	$2,721
Trade accounts receivable, net of allowance for doubtful accounts of $1,278 in 2001 and $2,611 in 2000	129,551	77,310
Other accounts receivable	19,659	17,702
Inventories	81,489	68,801
Deferred income taxes	3,614	4,584
Prepaid expenses and other	6,731	6,950

Total current assets	243,573	178,068

Property, plant and equipment, net	195,387	190,833
Goodwill, distribution rights and other intangibles, net	94,903	92,892
Other assets	5,842	6,658

Total assets	$539,705	$468,451

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$123,832	$80,260
Accrued payroll and employee benefits	24,335	24,759
Current portion of long-term debt		15,043

Total current liabilities	148,167	120,062

Long-term debt, less current portion	156,771	121,214
Deferred income taxes	26,322	26,263

Total liabilities	331,260	267,539

Commitments and contingencies

Redeemable convertible preferred stock, $1 par value - 1,008,000 shares authorized; no shares issued or outstanding in 2001; 1,008,000 shares issued and outstanding in 2000		100,540

Stockholders’ Equity:
Preferred stock, $1 par value - 8,992,000 shares authorized; no shares issued or outstanding in 2001 and 2000
Common stock, $1 par value - 60,000,000 shares authorized; 34,466,000 shares and 28,268,000 shares issued and outstanding in 2001 and 2000, respectively	34,466	28,268
Capital in excess of par	158,838	58,396
Notes receivable from stockholders	(3,103)	(2,284)
Retained earnings	18,244	15,992

Total stockholders’ equity	208,445	100,372

Total liabilities and stockholders’ equity	$539,705	$468,451

      See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 29, 2001	Sept. 23, 2000	Sept. 29, 2001	Sept. 23, 2000

($ in thousands, except per share amounts)
Revenues:
Sales	$419,911	$345,017	$1,076,773	$909,256
Other income	1,029	531	2,198	3,660

	420,940	345,548	1,078,971	912,916

Costs and expenses:
Cost of goods sold	321,167	251,777	832,496	669,780
Selling, general and administrative	87,012	72,596	223,144	191,801
Interest, net of amounts capitalized	2,814	3,420	9,092	9,053

	410,993	327,793	1,064,732	870,634

Income before income tax provision	9,947	17,755	14,239	42,282

Income tax provision	3,899	6,765	5,582	16,110

Net income	6,048	10,990	8,657	26,172

Accretion of preferred stock to redemption value		106	212	318
Preferred stock dividends		174	348	522

Net income available to common stockholders	$6,048	$10,710	$8,097	$25,332

Net income per common share:
Basic	$.18	$.38	$.26	$.90

Diluted	$.17	$.31	$.24	$.75

Dividends per common share	$.06	$.03	$.18	$.09

      See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes	Retained
	Common Stock			Receivable	Earnings
			Capital in	From	(Accumulated
	Shares	Amount	Excess of Par	Stockholders	Deficit)	Total

(In thousands)
Balances at December 25, 1999	27,871	$27,871	$53,172	$(2,501)	$(4,848)	$73,694
Net income					26,172	26,172
Accretion of preferred stock to redemption value					(318)	(318)
Preferred stock dividends declared					(522)	(522)
Common stock dividends declared					(2,533)	(2,533)
Issuance of common stock under employee stock plans, net	365	365	4,892	(482)		4,775
Repurchases and retirements of common stock	(15)	(15)	(328)	70		(273)

Balances at September 23, 2000	28,221	$28,221	$57,736	$(2,913)	$17,951	$100,995

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$15,992	$100,372
Net income					8,657	8,657
Accretion of preferred stock to redemption value					(212)	(212)
Preferred stock dividends declared					(348)	(348)
Common stock dividends declared					(5,845)	(5,845)
Conversion of mandatorily redeemable convertible preferred stock to common stock	5,800	5,800	94,952			100,752
Issuance of common stock under employee stock plans, net	480	480	7,739	(819)		7,400
Repurchases and retirements of common stock	(82)	(82)	(2,249)			(2,331)

Balances at September 29, 2001	34,466	$34,466	$158,838	$(3,103)	$18,244	$208,445

            See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended

	Sept. 29, 2001	Sept. 23, 2000

(In thousands)

Cash flows from operating activities:
Net income	$8,657	$26,172
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	26,940	28,078
Deferred income taxes	1,029	5,799
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(52,241)	(39,327)
Other accounts receivable	(1,957)	(13,802)
Inventories	(12,688)	(16,182)
Prepaid expenses and other	219	398
Accounts payable and accrued liabilities	42,353	26,175
Accrued payroll and employee benefits	(424)	(12,750)

	11,888	4,561

Cash flows from investing activities:
Acquisition of property, plant and equipment	(29,218)	(19,663)
Retirement of property, plant and equipment	1,662	1,423
Purchase of common stock of Cherokee Cream Company, Inc., net of cash acquired		(7,651)
Increase in goodwill, distribution rights and other intangibles, net	(5,646)	(1,385)
Increase in other assets	513	(3,171)

	(32,689)	(30,447)

Cash flows from financing activities:
Proceeds from long-term debt, net	42,700	172,795
Repayments of long-term debt	(22,186)	(149,421)
Issuance of common stock under employee stock plans, net	7,400	4,775
Repurchases and retirements of common stock	(2,331)	(273)
Cash dividends paid	(4,974)	(3,041)

	20,609	24,835

Decrease in cash and cash equivalents	(192)	(1,051)
Cash and cash equivalents, beginning of period	2,721	3,158

Cash and cash equivalents, end of period	$2,529	$2,107

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$8,848	$8,615

Income taxes (net of refunds)	$261	$5,726

Supplemental schedule of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$100,752

Fair value of assets acquired		$19,052
Cash paid for common stock		(7,855)

Liabilities assumed		$11,197

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

     The consolidated financial statements for the thirteen and thirty-nine weeks ended September 29, 2001 and September 23, 2000 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 30, 2000, appearing in the Company’s 2000 Annual Report to Stockholders. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 — Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 29, 2001 and December 30, 2000 consisted of the following:

	Sept. 29, 2001	Dec. 30, 2000

(In thousands)
Raw materials	$10,086	$8,368
Finished goods	71,403	60,433

	$81,489	$68,801

NOTE 3 — Goodwill, Distribution Rights and Other Intangibles, net

On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), a subsidiary of Unilever United States, Inc. Under this agreement, the Company became the distributor of Ben & Jerry’s products for the grocery channel in all of its company-operated markets across the country as of the effective date of March 5, 2001. The Company and Ben & Jerry’s are expanding the Company’s role as a Ben & Jerry’s distributor in other non-grocery channels, such as convenience stores. The agreement has a term of five years and automatically renews for two additional five-year terms unless terminated by either party at the end of each five-year term.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 29, 2001	Sept. 23, 2000	Sept. 29, 2001	Sept. 23, 2000

(In thousands, except per share amounts)

Net income available to common stockholders-basic	$6,048	$10,710	$8,097	$25,332
Add: preferred dividends and accretion		280	560	840

Net income available to common stockholders-diluted	$6,048	$10,990	$8,657	$26,172

Weighted-average shares-basic	34,420	28,173	30,688	28,077
Dilutive effect of options	1,801	1,434	1,897	1,215
Dilutive effect of preferred stock		5,800	3,633	5,800

Weighted-average shares-diluted	36,221	35,407	36,218	35,092

Net income per common share:
Basic	$.18	$.38	$.26	$.90

Diluted	$.17	$.31	$.24	$.75

Anti-dilutive Securities

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. These securities, stated in absolute equivalent shares of common stock, consisted of 753,000 and 75,000 stock options during the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively, and 753,000 and 693,000 stock options during the thirty-nine weeks ended September 29, 2001 and September 23, 2000, respectively.

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

NOTE 6 — New Accounting Pronouncements

Accounting for Certain Sales Incentives and Vendor Consideration

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), issued EITF 00-14, “Accounting for Certain Sales Incentives” (EITF 00-14). This pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as selling, general and administrative expenses.

     In April 2001, the EITF issued EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” (EITF 00-25). This pronouncement requires that fees paid to retailers to obtain space for their products on the retailers’ store shelves (slotting fees) and amounts paid to retailers to advertise a company’s products (fixed trade promotion expenses) be recorded as a reduction of revenue. At the present time, the Company classifies these costs as selling, general and administrative expenses.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $58,400,000 and $45,900,000, for the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively. For the thirty-nine weeks ended September 29, 2001 and September 23, 2000, these expenses totaled approximately $139,900,000 and $112,300,000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 and EITF 00-25 in the first quarter of 2002. Reclassification of prior period financial statements is required.

Accounting for Business Combinations

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). This statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement continues to require recognition of goodwill and other unidentifiable intangible assets with indeterminate lives (“these assets”) as assets, but amortization as currently required by APB Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets must be tested for impairment using a fair value-based approach. The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of these assets. Amortization of these assets totaled approximately $1,100,000 and $800,000, for the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively, and approximately $3,200,000 and $2,700,000, for the thirty-nine weeks ended September 29, 2001 and September 23, 2000, respectively. The Company will implement SFAS No. 142 in the first quarter of 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company will implement SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a significant impact on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Unaudited)

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, and in press releases, conference calls, webcasts, and annual reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have determined that forward-looking statements are contained in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to sales and the percentage change of such items compared to the indicated prior period:

	Percentage of Sales				Period-to-Period Variance Favorable (Unfavorable)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Thirteen Weeks Ended	Thirteen Weeks Ended
					2001	2001
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,	Compared	Compared
	2001	2000	2001	2000	To 2000	To 2000

Revenues:
Sales	100.0%	100.0%	100.0%	100.0%	21.7%	18.4%
Other income	0.2	0.2	0.2	0.4	93.8	(40.0)

	100.2	100.2	100.2	100.4	21.8	18.2

Costs and expenses:
Cost of goods sold	76.4	73.0	77.2	73.7	(27.6)	(24.3)
Selling, general and administrative	20.7	21.0	20.7	21.1	(19.9)	(16.3)
Interest, net of amounts capitalized	0.7	1.0	1.0	1.0	(17.7)	(0.4)

	97.8	95.0	98.9	95.8	(25.4)	(22.3)

Income before income tax provision	2.4	5.2	1.3	4.6	(44.0)	(66.3)

Income tax provision	1.0	2.0	0.5	1.7	42.4	65.4

Net income	1.4	3.2	0.8	2.9	(45.0)	(66.9)

Accretion of preferred stock to redemption value	—	—	—	—	—	—

Preferred stock dividends	—	0.1	—	0.1	—	—

Net income available to common stockholders	1.4%	3.1%	0.8%	2.8%	(43.5)	(68.0)

Thirteen Weeks ended September 29, 2001 Compared with Thirteen Weeks ended September 23, 2000

Consolidated sales for the third quarter of 2001 increased $74,894,000, or 22 percent, to $419,911,000 from $345,017,000 for the same quarter last year.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $20,533,000, or nine percent, to $259,930,000 from $239,397,000 for the same quarter last year. The increase was led by sales of premium Dreyer’s and Edy’s Grand Ice Cream, sales of the Company’s superpremium portfolio, most notably Dreamery and Whole Fruit Sorbet, and Whole Fruit Bars. Company brands represented 62 percent of consolidated sales in 2001 compared with 69 percent in the same quarter last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 1,100,000 gallons, or four percent, to approximately 32,100,000 gallons. The average price of the Company’s branded products increased five percent before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $54,361,000, or 51 percent, to $159,981,000 from $105,620,000 for the same quarter last year. This increase continues to be driven largely by the acquisition of independent distributors in 2000 along with increased sales of Ben & Jerry’s superpremium products. The Company began distributing Ben & Jerry’s products to a larger distribution territory in March 2001 and distributes Ben & Jerry’s products for the grocery channel in all of the Company’s company-owned markets across the country. Sales of partner brands represented 38 percent of consolidated sales compared with 31 percent in the same quarter last year. Unit sales of partner brands increased by 39 percent over the same quarter last year. Average wholesale prices for partner brands increased approximately nine percent.

     Cost of goods sold increased $69,390,000, or 28 percent, over the same quarter last year. The Company’s gross profit increased $5,504,000 to $98,744,000, representing a 24 percent gross margin for the third quarter of 2001 compared with a 27 percent gross margin for the third quarter of 2000. The cost of cream, the Company’s primary ingredient, continued to rise during the quarter. This increase in dairy raw material costs unfavorably impacted gross profit by approximately $12,000,000 as compared to the third quarter of 2000. Since the end of the third quarter, the price of butter, which determines the Company’s cream costs, has dropped, but there can be no assurance that this trend will continue.

     Other income increased $498,000 primarily due to an increase in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $14,416,000, or 20 percent, to $87,012,000 from $72,596,000. The increase primarily reflects increased trade promotion expenses for both new and existing products and increased administrative expenses. Selling, general and administrative expenses remained relatively unchanged at 21 percent of consolidated sales in 2001 and 2000.

     Interest expense decreased $606,000, or 18 percent, to $2,814,000, primarily due to lower interest rates.

     The effective income tax rate was 39.2 percent for the third quarter of 2001 and 38.1 percent for the same quarter last year.

Thirty-nine Weeks ended September 29, 2001 Compared with Thirty-nine Weeks ended September 23, 2000

Consolidated sales for the first thirty-nine weeks of 2001 increased $167,517,000, or 18 percent, to $1,076,773,000 from $909,256,000 for the same period last year.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $34,886,000, or five percent, to $676,889,000 from $642,003,000 for the same period last year. The increase was led by sales of premium Dreyer’s and Edy’s Grand Ice Cream, Whole Fruit Bars, and Whole Fruit Sorbet. Company brands represented 63 percent of consolidated sales in 2001 compared with 71 percent in the same period last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 2,000,000 gallons, or two percent, to approximately 85,100,000 gallons. The average price of the Company’s branded products increased three percent before the effect of increased trade promotion expenses, which are presently classified as selling, general and administrative expenses.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $132,631,000, or 50 percent, to $399,884,000 from $267,253,000 for the same period last year. This increase continues to be driven largely by the acquisition of independent distributors in 2000 along with increased sales of Ben & Jerry’s superpremium products. The Company began distributing Ben & Jerry’s products to a larger distribution territory during March 2001 and distributes Ben & Jerry’s products for the grocery channel in all of the Company’s company-owned markets across the country. Sales of partner brands represented 37 percent of consolidated sales compared with 29 percent in the same period last year. Unit sales of partner brands increased by 39 percent over the same period last year. Average wholesale prices for partner brands increased approximately eight percent.

     Cost of goods sold increased $162,716,000, or 24 percent, over the same period last year. The Company's gross profit increased $4,801,000 to $244,277,000, representing a 23 percent gross margin for the first thirty-nine weeks of 2001 compared with a 26 percent gross margin for the same period of 2000. The cost of cream, the Company’s primary ingredient, continued to rise during the first thirty-nine weeks of 2001. This increase in dairy raw material costs unfavorably impacted gross profit by approximately $27,000,000 as compared to the same period of 2000. Since the end of the third quarter, the price of butter, which determines the Company’s cream costs, has dropped, but there can be no assurance that this trend will continue. Gross margin was also unfavorably affected by integration and other costs associated with recent acquisitions, higher energy costs, and increased distribution expenses incurred in the ongoing rollout of additional distribution territories for Ben & Jerry’s products.

     Other income decreased $1,462,000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $31,343,000, or 16 percent, to $223,144,000 from $191,801,000. The increase primarily reflects increased trade promotion expenses for both new and existing products and, to a lesser extent, increased administrative expenses. Selling, general and administrative expenses remained relatively unchanged at 21 percent of consolidated sales in 2001 and 2000.

     Interest expense remained relatively unchanged compared with the same period last year.

     The effective income tax rate was 39.2 percent and 38.1 percent for the thirty-nine weeks ended 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows provided by operating activities increased to $11,888,000 from $4,561,000 for the same period last year. This increase in operating cash flows was provided by improved working capital management, offset in part by a reduction in net income.

     Cash flows used in investing activities totaled $32,689,000 and $30,447,000, in 2001 and 2000, respectively. Cash flows used in investing activities during the first thirty-nine weeks of 2001 consisted primarily of purchases of $29,218,000 in property, plant and equipment. Cash flows used in investing activities during the first thirty-nine weeks of 2000 consisted primarily of purchases of $19,663,000 of property, plant and equipment and the $7,651,000 payment for the purchase of the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc.

     Cash flows from financing activities totaled $20,609,000 and $24,835,000, in 2001 and 2000, respectively. Cash flows from financing activities for the first thirty-nine weeks of 2001 primarily consisted of a net increase of $42,700,000 in the Company’s long-term debt, partially offset by repayments of long-term debt totaling $22,186,000. Cash flows from financing activities for the first thirty-nine weeks of 2000 primarily consisted of a net increase of $172,795,000 in long-term debt, partially offset by repayments of long-term debt totaling $149,421,000, reflecting the issuance of a new revolving line of credit and the repayment of the former revolver, respectively.

     Working capital at September 29, 2001 increased $37,400,000 from year-end 2000. This increase was primarily caused by increases in trade accounts receivable and inventories, along with a decrease in the current portion of long-term debt, partially offset by increases in accounts payable and accrued liabilities (resulting from both seasonality and the additional Ben & Jerry’s business).

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

     At September 29, 2001, the Company had $2,529,000 in cash and cash equivalents, and an unused credit line of $111,800,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

New Accounting Pronouncements

Accounting for Certain Sales Incentives and Vendor Consideration

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), issued EITF 00-14, “Accounting for Certain Sales Incentives” (EITF 00-14). This pronouncement requires that discounts and other sales incentives be recorded as a reduction of revenue at the date of sale. At the present time, the Company classifies these incentives (including variable trade promotion expenses and coupon redemption costs) as selling, general and administrative expenses.

     In April 2001, the EITF issued EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” (EITF 00-25). This pronouncement requires that fees paid to retailers to obtain space for their products on the retailers’ store shelves (slotting fees) and amounts paid to retailers to advertise a company’s products (fixed trade promotion expenses) be recorded as a reduction of revenue. At the present time, the Company classifies these costs as selling, general and administrative expenses.

     The expenses defined in EITF 00-14 and EITF 00-25 totaled approximately $58,400,000 and $45,900,000, for the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively. For the thirty-nine weeks ended September 29, 2001 and September 23, 2000, these expenses totaled approximately $139,900,000 and $112,300,000, respectively. The reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will implement EITF 00-14 and EITF 00-25 in the first quarter of 2002. Reclassification of prior period financial statements is required.

Accounting for Business Combinations

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). This statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement continues to require recognition of goodwill and other unidentifiable intangible assets with indeterminate lives (“these assets”) as assets, but amortization as currently required by APB Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets must be tested for impairment using a fair value-based approach. The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of these assets. Amortization of these assets totaled approximately $1,100,000 and $800,000, for the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively, and approximately $3,200,000 and $2,700,000, for the thirty-nine weeks ended September 29, 2001 and September 23, 2000, respectively. The Company will implement SFAS No. 142 in the first quarter of 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company will implement SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a significant impact on its financial position or results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Since December 30, 2000, there have been no material changes in the Company’s market risk exposure.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibit is filed herewith:

Exhibit No.	Description

10.1	Second Amendment dated as of September 26, 2001 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company amending Exhibit 10.16 to the 2000 Annual Report on Form 10-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: November 13, 2001	By:	/s/ Timothy F. Kahn

Timothy F. Kahn Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)

DREYER’S GRAND ICE CREAM, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Second Amendment dated as of September 26, 2001 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company amending Exhibit 10.16 to the 2000 Annual Report on Form 10-K.