Form 10-K
period 2001-12-29
DREYERS GRAND ICE CREAM INC
filed 2002-03-28
CIK 352305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
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
Common Stock, $1.00 Par Value
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based on the average of the high and low prices on March 22, 2002, as reported by Nasdaq) of the Common Stock held by non-affiliates was approximately $1,283,180,564. Such amount excludes the aggregate market value of shares beneficially owned by the executive officers and members of the Board of Directors of the registrant and this calculation does not reflect a determination that such persons are affiliates for any other purposes. As of March 22, 2002, the latest practicable date, 34,588,395 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Dreyer’s Grand Ice Cream, Inc. definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 8, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer’s Grand Ice Cream, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

Forward-Looking Statements.

The Company may from time to time make written or oral forward-looking statements. Written or oral forward-looking statements may appear in documents filed with the Securities and Exchange Commission, and in press releases, conference calls and webcasts (whether live or recorded) and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have determined that forward-looking statements are contained in this Annual Report on Form 10-K. Also, in connection with this “safe harbor” provision, the Company identifies important factors that could cause the Company’s actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Those factors include, but are not limited to, those discussed in the “Risks and Uncertainties” section in Item 7 of this Annual Report on Form 10-K. Any such statement is qualified by reference to the cautionary statements set forth in Item 7 below and in this and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Such forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual actions or results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

PART I

Item 1. Business.

General

     Dreyer’s Grand Ice Cream, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, sometimes referred to herein as Dreyer’s or the “Company.” The Company, successor to the original Dreyer’s Grand Ice Cream business, was originally incorporated in California on February 23, 1977 and reincorporated in Delaware on December 28, 1985.

     Dreyer’s manufactures and distributes premium and superpremium ice cream and other frozen dessert products. Since 1977, Dreyer’s has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of ice cream and other frozen dessert products sold under the Dreyer’s and Edy’s brand names in retail outlets serving more than 91 percent of the households in the United States. The Dreyer’s line of products are available in the thirteen western states, Texas and certain markets in the Far East and South America. The Company’s products are sold under the Edy’s brand name throughout the remaining regions of the United States and certain markets in the Caribbean and Europe. The Dreyer’s and Edy’s line of ice cream and related products are distributed through a direct-store-delivery system further described below under the caption “Marketing, Sales and Distribution.” These products are relatively expensive and are sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer’s and Edy’s brands enjoy strong consumer recognition and loyalty. The Company also manufactures and distributes branded ice cream and frozen dessert products of other companies.

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

     The Company’s premium product line includes Dreyer’s and Edy’s Grand Ice Cream®, its flagship product. This ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product is complemented by Dreyer’s and Edy’s Homemade Ice Cream, a heavier and sweeter line of ice creams, and the Company’s Frozen Yogurt; Grand Light®; No Sugar Added and Fat Free ice creams. The Company believes these “better for you” products are well-positioned in the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company’s premium product line also includes M&M/Mars ice cream products that are manufactured and distributed under a joint venture with M&M/Mars, a division of Mars, Incorporated.

     The Company’s superpremium product line includes Dreyer’s and Edy’s Dreamery™ Ice Cream, Whole Fruit™Sorbet, Starbucks® Ice Cream, and Godiva® Ice Cream. The Company manufactures and distributes Starbucks® Ice Cream products under a joint venture with Starbucks Corporation (Starbucks), and Godiva® Ice Cream under a long-term license with Godiva Chocolatier, Inc.

     The Company also produces and markets Grand Soft®, a premium soft serve product. The Company’s novelty line features Dreyer’s and Edy’s Ice Cream Bars, Whole Fruit™ Bars, Sundae Cones and Starbucks® Frappuccino® Bars.

     The Company’s product lines now include approximately 139 flavors. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and intensity of consumer response.

     The Company holds registered trademarks on many of its products. Dreyer’s believes that consumers associate the Company’s trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are currently not significant, nor have they been significant in the past.

     In addition to its company brand products, the Company also distributes products for other manufacturers (partner brands). The most significant partner brand relationships for the Company, in terms of sales, have been those with ConAgra Foods, Inc. (Healthy Choice™ products), Nestlé (Häagen-Dazs® and Nestlé products), and Unilever United States, Inc. (Ben & Jerry’s® and Good Humor®-Breyers® products).

Marketing, Sales and Distribution

Marketing

     The Company’s marketing strategy is based upon management’s belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways — taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product’s quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer following. It is the Company’s goal to develop such a consumer following in each major market in which it does business.

The Strategic Plan

     In 1994, the Company adopted a strategic plan to accelerate sales of its brands throughout the country (the Strategic Plan). The objective of this plan was to build high-margin brands with leading market shares, through investments in effective consumer marketing activities, and through expansion and improvement of the Company’s direct-store-distribution network to national scale. The potential benefits of the Strategic Plan are increased market share and future earnings above levels that would have been attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion, involving the entry into new markets throughout the country, the opening of new manufacturing and warehouse facilities, and the introduction of several new products. As part of this expansion, the Company also acquired various regional distribution companies and the Grand Soft equipment manufacturing business. The Company made substantial investments in physical infrastructure, information systems, brand-building activities, and selling capabilities, which substantially increased the Company’s cost structure.

     While the Strategic Plan places primary emphasis on expanding sales of the Company’s own brands, the Company also increased its business of distributing products for other manufacturers (partner brands) such as ConAgra Foods, Inc., Nestlé and Unilever United States, Inc. As discussed above, Ben & Jerry’s is one of the Company’s more significant partner brands. In 1999, Ben & Jerry’s transferred slightly more than half of its distribution business with the Company to another distributor. In March 2001, the Company resumed distribution for Ben & Jerry’s in all of the original markets, as well as additional markets, under a new long-term agreement.

     While the Company has negotiated long-term contracts with each of its key partner brands, there can be no guarantee that such relationships will continue, insofar as the manufacturers of such partner brands are also key competitors of the Company. Nonetheless, the Company believes that the quality of its distribution services, and the resulting incremental sales, will continue to provide a strong rationale for the partner brand program for all parties.

     The Company continues to pursue the benefits of the Strategic Plan through four long-term initiatives. These initiatives are as follows: (1) growth in sales of the Company’s premium ice cream brands; (2) growth in sales of the Company’s superpremium ice cream brands; (3) accelerated development of the Company’s business in a wider number of retail channels, especially mass-merchandisers, convenience stores and foodservice outlets; and (4) a focus on improved productivity through a reduction in total delivered costs, meaning the per-unit costs of manufacturing, selling and distribution and support activities.

     The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be realized. Specific factors that might cause such a difference include, but are not limited to, the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company’s products, competitors’ marketing and promotion responses, market conditions affecting the price of the Company’s products, the Company’s ability to increase sales of its own branded products, and responsiveness of the trade and consumers to the Company’s new products and increased marketing and trade promotion expenses.

Sales

     Three customers, Kroger Co., Safeway, Inc. and Albertson’s, Inc., each accounted for ten percent or more of 2001 sales. The Company’s export sales were about one percent of 2001 sales. The Company experiences a seasonal fluctuation in sales, with more demand for its products during the spring and summer than during the fall and winter.

Premium and Superpremium Products and Channel Development

     The packaged ice cream category, which is the Company’s primary market, may be characterized as composed of three main segments: low-priced brands, premium brands and superpremium brands. These segments are primarily distinguished by a broad range of retail price differences, and also by the quantity and quality of ingredients and by packaging. The category is relatively fragmented among national and regional competitors in comparison with many other food categories. The Company believes that its key competitive advantages lie in its capabilities in marketing and product development, in the breadth of its product line, and in its direct-store-distribution network, which is the only one in this industry with national scope.

     The Company sells brands that compete in the premium and superpremium segments, but, in general, does not compete in the low-price segment of the market that is largely dominated by grocer-owned private label brands. The Company’s original brands were in the premium segment. As part of the Strategic Plan, the Company has expanded the number of brands it offers in the premium segment, and has made a significant entry into the superpremium segment, which is characterized by significantly higher gross margins. Prior to 1998, certain provisions in the distribution agreement with Ben & Jerry’s restricted the Company’s capability to launch competitive superpremium products; since that time, the Company has had no such restrictions.

     As part of its strategy of expanding sales and offering innovative new brands, the Company has reached several joint venture and license agreements with other companies. These companies have successful and highly recognized brand names in other food categories, and they and the Company have entered into these agreements to create incremental sales through the introduction of ice cream products under these brand names. These agreements include joint ventures with Starbucks and with M&M/Mars, as well as a license agreement with Godiva Chocolatier, Inc. All of these agreements are of a long-term nature, and the Company characterizes these ice cream brands, taken together with the brands that it owns outright, as “company brands”.

     While the Company’s primary business is with grocery stores, the Company is committed to aggressive expansion of its sales to other nongrocery channels, such as mass merchandisers, convenience stores and foodservice outlets.

Direct-Store-Distribution Network

     Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery distribution network to distribute the Company’s products directly to the retail ice cream cabinet by either the Company’s own personnel or independent distributors who primarily distribute the Company’s products. This store level distribution allows service to be tailored to the needs of each store. The

Company believes this service ensures superior product handling, quality control, flavor selection and retail display. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company’s products are sold. Under the Strategic Plan, the Company’s distribution network has been significantly expanded to where the Company’s products are available to retail outlets serving approximately 91 percent of the households in the United States. This distribution network is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

     The Company has made, and continues to make, substantial investments in information technology, other business systems, and staffing in order to ensure that its distribution system remains a source of competitive advantage. Increasingly, the Company highlights this advantage by referring to its system as “direct-store-service”, to distinguish the value-added activities provided to consumers and retail customers from the more traditional “distribution” activities. Part of this service is the expansion of “scan-based trading” with major retailers. Under this program, the Company reaches agreements with major supermarket chains under which the Company maintains and owns the inventory of its products in each store, and is paid by the supermarket based on the actual volume sales to consumers each week. This program involves the electronic transfer of sales data from the supermarket to the Company. Because faster payments roughly offset higher inventory levels, this program has not significantly impacted the Company’s working capital, but has the potential to result in significantly lower per-unit distribution costs.

     In connection with the expansion of the Company’s distribution network, the Company has entered into various distributor acquisitions. On February 9, 2000, the Company purchased the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc., the parent of Sunbelt Distributors, Inc., which was the Company’s independent distributor in Texas. On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P., which was the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest.

     The distribution network in the West now includes 12 warehouses operated by the Company in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, San Diego, Houston, Seattle and Denver. The Company also has independent distributors handling the Company’s products in various areas of the thirteen western states, the Far East and South America.

     Distribution in the remainder of the United States is under the Edy’s brand name with most of the distribution handled through 18 warehouses, including centers in the New York/New Jersey metropolitan area, Chicago, the Washington/Baltimore metropolitan area, Atlanta, Tampa and Kansas City. The Company also has independent distributors handling the Company’s products in certain market areas east of the Rocky Mountains, the Caribbean and Europe.

     Taken together, independent distributors accounted for approximately 16 percent of the Company’s consolidated sales in fiscal 2001. The Company’s agreements with its independent distributors are generally terminable upon 30 days notice by either party.

     Each distributor, whether company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

Manufacturing

     The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. The Company also has manufacturing agreements with five different companies to produce the majority of its novelty products. During 2001, approximately 15,000,000 dozens (86 percent of total novelty production) of Dreyer’s and Edy’s Ice Cream Bars and Whole Fruit™ Bars and Starbucks® Frappuccino® Bars were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 2001, the Company manufactured approximately 13,000,000 gallons of product under these agreements. Total company production, including both company brands and other manufacturers’ brands, was 125,000,000 gallons during 2001.

     The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. During 1999, dairy raw material costs declined which favorably impacted gross profit by approximately $15,000,000 as compared to 1998 (a year of extremely high dairy costs). During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. During 2001, dairy raw material costs increased which unfavorably impacted gross profit by approximately $30,000,000 as compared to 2000. Dairy raw material costs have been favorable thus far during 2002 as compared to 2001.

     The primary factor causing volatility in the Company’s dairy costs is the price of butter. Under current Federal and State regulations and industry practice, the price of cream is linked to the price of butter as traded on the Chicago Mercantile Exchange. While, over a long period of time, the average price of butter in the United States has tended to remain below $1.20 per pound, the market is inherently volatile, and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets of butter are still in the early stages of development, and do not have sufficient liquidity to provide a hedge for any more than a very limited amount of the Company’s requirements.

     These constraints prevent the Company from effectively hedging a large portion of its cream costs. However, the Company will from time to time purchase either butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and its overall exposure to the volatility of the market.

     While the ice cream industry has generally sought to compensate for the cost of increased dairy prices through price increases, the industry is highly competitive and there can be no guarantee of the Company’s capability to achieve such compensation in the future. In addition, price increases may have negative effects on sales volume. In the past, spikes in butter costs have been followed by rapid decreases, as milk supply increases. Given this trend, the Company regards long-term average butter prices as the best indicator of strategic dairy costs.

     Other cost increases, such as labor and general and administrative costs, have in the past been partially offset by productivity gains and other operating efficiencies.

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

Competition

     The Company’s manufactured products compete on the basis of brand image, quality, breadth of flavor selection and price. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, the major grocery chains and other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat and reduced sugar ice cream products generally require technologically-sophisticated formulations and production in comparison to standard or “regular” ice cream products.

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

     The Company distributes products as “partner brands” for several key competitors such as ConAgra Foods, Inc. (Healthy Choice™ products), Nestlé (Häagen-Dazs® and Nestlé products), and Unilever United States, Inc. (Ben & Jerry’s® and Good Humor®-Breyers® products). In most of these cases, the Company only provides distribution services while maintaining a competitive selling effort for its own brands with key retail accounts. The distribution of these partner brand products provides profits for the Company, and the Company believes that the parent companies of the partner brands realize substantial sales benefits from this program.

Employees

     On December 29, 2001, the Company had approximately 4,700 employees. The Company’s Union City manufacturing, sales and distribution employees are represented by the Teamsters Local 853 and by the International Union of Operating Engineers, Stationary Local No. 39. The contract with Teamsters Local 853 for the Company’s manufacturing employees expires in December 2004; the contract for sales and distribution employees expires in September 2003. The contract with the International Union of Operating Engineers, Stationary Local No. 39 expires in August 2005. Certain of the Company’s employees in the Monterey area are represented by the General Teamsters, Warehousemen and Helpers Union Local 890. The contract with this union expired in June 2001 and has remained in effect by mutual agreement while the parties negotiate a new contract. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expires in August 2004. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expires in January 2004. The Company has never experienced a strike by any of its employees.

Item 2. Properties.

     The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

     The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 40,000 square feet of manufacturing, dry storage and office space and 60,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 51,000,000 gallons per year. During 2001, the facility produced approximately 20,000,000 gallons of ice cream and related products.

     The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 89,000 square feet of manufacturing, dry storage and office space and 9,000 square feet of cold storage space. The lease on this property, including renewal options, expires in 2022. The plant has an estimated maximum capacity of 32,000,000 gallons per year. During 2001, the facility produced approximately 20,000,000 gallons of ice cream and related products.

     The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 55,000 square feet of cold and dry storage warehouse space and office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

     The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 58,000 square feet of manufacturing and office space and 104,000 square feet of dry and cold storage space. The plant has an estimated maximum capacity of 64,000,000 gallons per year. During 2001, the facility produced approximately 58,000,000 gallons of ice cream and related products. The Company’s original purchase and development of the Fort Wayne facility was financed by industrial development bonds, that were fully paid in 2001.

     The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 50,000 square feet of manufacturing, dry storage and office space and 80,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 36,000,000 gallons per year. During 2001, this facility produced approximately 21,000,000 gallons of ice cream and related products.

     The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 13,000 square feet of manufacturing, dry storage and office space and 13,000 square feet of cold storage space. Another 18,000 square feet of cold storage space and 4,000 square feet of office space is leased. The plant has an estimated maximum capacity of 12,000,000 gallons per year. During 2001, the facility produced approximately 6,000,000 gallons of ice cream and related products.

     The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant. The estimated capacities mentioned above represent the maximum potential production for each plant. Actual plant capacity can be heavily influenced by seasonal demand fluctuations, internal or external inventory storage availability and costs, and the type of product or package produced.

     The Company leases or rents other various local distribution and office facilities with leases expiring through the year 2022, including options to renew, except for one that has 86 years remaining under the lease.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

     The Company’s executive officers and their ages are as follows:

Name	Position	Age

T. Gary Rogers	Chairman of the Board and Chief Executive Officer	59
William F. Cronk, III	President	59
Edmund R. Manwell	Secretary	59
Thomas M. Delaplane	Vice President — Sales	57
J. Tyler Johnston	Vice President — Marketing	48
Timothy F. Kahn	Vice President — Finance and Administration and Chief Financial Officer	48
William R. Oldenburg	Vice President — Operations	55

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

     Mr. Manwell has served as Secretary of the Company since its incorporation in February 1977 and as a director of the Company since April 1981. Since March 1982, Mr. Manwell has been a partner in the law firm of Manwell & Schwartz.

     Mr. Delaplane has served as Vice President — Sales of the Company since May 1987.

     Mr. Johnston has served as Vice President — Marketing of the Company since March 1996. From September 1995 to March 1996, he served as Vice President — New Business of the Company. From May 1988 to August 1995, he served as the Company’s Director of Marketing.

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

     Mr. Oldenburg has served as Vice President — Operations of the Company since September 1986.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DRYR” since 1981. On March 22, 2002, the number of holders of record of the Company’s common stock was approximately 5,839. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market:

	High	Low

2001
First Quarter	$36.75	$23.38
Second Quarter	31.35	23.94
Third Quarter	30.85	26.50
Fourth Quarter	40.05	27.68

2000
First Quarter	$25.13	$14.44
Second Quarter	26.13	21.00
Third Quarter	25.05	20.50
Fourth Quarter	33.56	20.47

     The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2001, and $.03 per share of common stock for each quarter of 2000 and 1999. The Company’s revolving line of credit agreement prohibits the declaration and payment of dividends in excess of $10,000,000 and $15,000,000 in 2001 and 2002, respectively, and in excess of $20,000,000 in each of the years 2003, 2004 and 2005.

Item 6. Selected Financial Data.

	Year Ended December(1)

($ in thousands, except per share amounts)	2001	2000	1999	1998	1997

Operations:
Sales and other income(2)	$1,402,103	$1,198,114	$1,101,907	$1,025,988	$973,091
Income (loss) before cumulative effect of change in accounting principle	8,829	25,378	11,587	(46,510)	8,774
Net income (loss)	8,829	25,378	10,992	(46,510)	8,028
Net income (loss) available to common stockholders	8,269	24,220	9,872	(47,630)	3,968

Per Common Share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	.26	.86	.38	(1.75)	.18
Net income (loss)	.26	.86	.36	(1.75)	.15

Diluted:
Income (loss) before cumulative effect of change in accounting principle	.24	.72	.35	(1.75)	.17
Net income (loss)	.24	.72	.33	(1.75)	.14

Dividends declared(3)	.24	.12	.12	.12	.12

Balance Sheet:
Total assets	498,689	468,451	441,065	461,721	502,146
Working capital(4)	84,018	58,006	29,513	61,059	78,576
Long-term debt(5)	148,671	121,214	104,257	169,781	165,913
Redeemable convertible preferred stock(6)		100,540	100,078	99,654	99,230
Stockholders’ equity(6)	208,365	100,372	73,694	61,174	108,688

(1)	The Company’s fiscal year is a 52-week or a 53-week period ending on the last Saturday in December. Fiscal years 2001, 1999, 1998 and 1997 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks.

(2)	As a result of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, certain expenses presently classified as selling, general and administrative expenses will be recorded as a reduction of sales beginning in the first quarter of 2002. In accordance with this pronouncement, all prior periods will be reclassified on a retroactive basis. This retroactive reclassification will have no effect on net income (loss) as previously reported.

(3)	On February 14, 2001, the Board of Directors declared its intention to increase the regular quarterly dividend from $.03 to $.06 per common share for each quarter of 2001.

(4)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

(5)	Excludes current portion of long-term debt.

(6)	The Company’s redeemable convertible preferred stock was converted to common stock in the second quarter of 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The Company may from time to time make written or oral forward-looking statements. Written or oral forward-looking statements may appear in documents filed with the Securities and Exchange Commission, and in press releases, conference calls and webcasts (whether live or recorded), and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. In accordance with this “safe harbor” provision, we have determined that forward-looking statements are contained in this Annual Report on Form 10-K. Also, in connection with this “safe harbor” provision, the Company identifies important factors that could cause the Company’s actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Those factors include, but are not limited to, those discussed in the “Risks and Uncertainties” section below. Any such statement is qualified by reference to the cautionary statements set forth below and in this and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Such forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual actions or results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

The Strategic Plan

     In 1994, the Company adopted a strategic plan to accelerate sales of its brands throughout the country (the Strategic Plan). The objective of this plan was to build high-margin brands with leading market shares, through investments in effective consumer marketing activities, and through expansion and improvement of the Company’s direct-store-distribution network to national scale. The potential benefits of the Strategic Plan are increased market share and future earnings above levels that would have been attained in the absence of the Strategic Plan.

     In accordance with the Strategic Plan, the Company embarked on an aggressive national expansion, involving the entry into new markets throughout the country, the opening of new manufacturing and warehouse facilities, and the introduction of several new products. As part of this expansion, the Company also acquired various regional distribution companies and the Grand Soft equipment manufacturing business. The Company made substantial investments in physical infrastructure, information systems, brand-building activities, and selling capabilities, which substantially increased the Company’s cost structure.

     While the Strategic Plan places primary emphasis on expanding sales of the Company’s own brands, the Company also increased its business of distributing products for other manufacturers (partner brands). Ben & Jerry’s is one of the Company’s more significant partner brands. In 1999, Ben & Jerry’s transferred slightly more than half of its distribution business with the Company to another distributor. In March 2001, the Company resumed distribution for Ben & Jerry’s in all of the original markets, as well as additional markets, under a new long-term agreement.

     The Company continues to pursue the benefits of the Strategic Plan through four long-term initiatives. These initiatives are as follows: (1) growth in sales of the Company’s premium ice cream brands; (2) growth in sales of the Company’s superpremium ice cream brands; (3) accelerated development of the Company’s business in a wider number of retail channels, especially mass-merchandisers, convenience stores and foodservice outlets; and (4) a focus on improved productivity through a reduction in total delivered costs, meaning the per-unit costs of manufacturing, selling and distribution and support activities.

Risks and Uncertainties

     The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be achieved. Specific factors that might cause such a difference include, but are not limited to, the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales, the cost of dairy raw materials and other commodities used in the Company’s products, competitors’ marketing and promotion responses, market conditions affecting the price of the Company’s products, the Company’s ability to increase sales of its own branded products, and responsiveness of the trade and consumers to the Company’s new products and increased marketing and trade promotion expenses.

     The Company distributes products as “partner brands” for several key competitors such as ConAgra Foods, Inc. (Healthy Coice™ products), Nestlé (Häagen-Dazs® and Nestlé products), and Unilever United States, Inc. (Ben & Jerry’s® and Good Humor®-Breyers® Products). In most of these cases, the Company only provides distribution services while maintaining a competitive selling effort for its own brands with key retail accounts. The distribution of these partner brand products provides profits for the Company, and the Company believes that the parent companies of the partner brands realize substantial sales benefits from this program.

     The Company has negotiated long-term contracts with each of its key partner brands. However, because the manufacturers of these partner brands are also key competitors of the Company, there can be no guarantee that such relationships will continue. The Company believes that the quality of its distribution services, and the resulting incremental sales, will continue to provide a strong rationale for the partner brand program for all parties.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

•	The Company assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. The Company’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. The Company reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that additional allowances might be required.

•	The Company records a valuation allowance related to deferred tax assets when it is determined that the deferred tax assets will not be utilized to offset future taxable income.

•	The Company has goodwill and distribution rights related to business acquisitions. The Company reviews these assets for impairment whenever events or changes in circumstances, such as poor operating performance, indicate that the carrying amount of the assets may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows are less than the carrying value, a write-down is recorded, measured by the amount of the difference between the carrying value and the fair value of the asset.

•	The Company’s liabilities for self-insured health, workers compensation and vehicle plans are developed from actuarial valuations that rely on various key assumptions. Changes in key assumptions may occur in the future, which would result in changes to related self-insurance costs.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Summary

     The Company reported net income available to common stockholders of $8,269,000, or $.24 per diluted common share, for the 52 weeks ended December 29, 2001, compared to net income available to common stockholders of $24,220,000, or $.72 per diluted common share, for the 53 weeks ended December 30, 2000. Consolidated sales increased 17 percent over 2000 to $1,399,698,000. The results for 2001 primarily reflect strong growth in sales, largely offset by the impact of unfavorable dairy raw material costs.

RESULTS OF OPERATIONS

52 Weeks Ended 2001 Compared With 53 Weeks Ended 2000

     Consolidated sales for 2001 increased $205,342,000, or 17 percent, to $1,399,698,000 from $1,194,356,000 for 2000.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $48,216,000, or six percent, to $888,572,000 from $840,356,000 for 2000. Company brands represented 63 percent of consolidated sales in 2001 compared with 70 percent in 2000. The increase in dollar sales of company brands resulted from higher unit sales and higher average wholesale prices. Gallon sales of the Company’s branded products increased 3,000,000 gallons, or three percent, to approximately 112,000,000 gallons. The products that led this volume increase were premium Dreyer’s and Edy’s Grand Ice Cream and Whole Fruit™ Bars. The average price for the Company’s branded products increased approximately three percent, before the effect of increased trade promotion expenses which are presently classified as selling, general and administrative expenses. This increase was due to the effect of higher wholesale prices, partially offset by a shift in mix to lower-priced products. The Company’s portfolio of branded products held an 18.6 percent dollar share of all packaged ice cream sold in the grocery channel in 2001 compared to 18.6 percent in 2000.

     Sales of products distributed for other manufacturers (partner brands) increased $157,126,000, or 44 percent, to $511,126,000 from $354,000,000 for 2000. Sales of partner brands represented 37 percent of consolidated sales in 2001 compared with 30 percent in

2000. This increase is driven largely by the acquisition of independent distributors in 2000 along with increased sales of Ben & Jerry’s® superpremium products. The Company began distributing Ben & Jerry’s® to a larger distribution territory in March 2001 and distributes Ben & Jerry’s® for the grocery channel in all of the Company’s company-owned markets across the country. The average price for partner brands increased approximately nine percent, while unit sales increased 33 percent.

     Cost of goods sold increased $194,262,000, or 22 percent, as compared with 2000, while the gross margin decreased to 23 percent from 26 percent. The impact of the increase in dairy raw material costs unfavorably impacted gross profit in 2001 by approximately $30,000,000 as compared to 2000.

     Other income decreased $1,353,000, or 36 percent, to $2,405,000 from $3,758,000 for 2000 primarily due to a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $38,274,000, or 15 percent, to $294,013,000 from $255,739,000 for 2000. Selling, general and administrative expenses, as a percentage of consolidated sales, remained relatively unchanged at 21 percent for both 2001 and 2000. The dollar increase in selling, general and administrative expenses primarily reflects increased trade and consumer promotion spending and, to a lesser extent, increases in administrative expenses. Increases in promotion spending reflect both growth in the Company’s core brands and the impact of acquisitions made in 2000.

     Interest expense decreased $1,519,000, or 12 percent, as compared with 2000, primarily due to lower interest rates.

     The income tax provision decreased $10,479,000, or 69 percent, as compared with 2000, due to a correspondingly lower pre-tax income in 2001 and, to a lesser extent, a lower effective tax rate. The effective tax rate decreased to 35 percent from 37.5 percent for 2000 due primarily to the utilization of income tax credits. The Company’s income tax provisions for 2001 and 2000 differ from tax provisions calculated at the federal statutory tax rate primarily due to tax credits and state income taxes.

53 Weeks Ended 2000 Compared with 52 Weeks Ended 1999

     Consolidated sales for 2000 increased $94,539,000, or nine percent, to $1,194,356,000 from $1,099,817,000 for 1999.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $110,836,000, or 15 percent, to $840,356,000 from $729,520,000 for 1999. Company brands represented 70 percent of consolidated sales in 2000 compared with 66 percent in 1999. The increase in sales of company brands resulted from higher unit sales, particularly sales of higher-priced products, and from higher average wholesale prices. Gallon sales of the Company’s branded products increased 9,000,000 gallons, or nine percent, to approximately 109,000,000 gallons. The products that led this volume increase were the co-branded M&M/Mars line, superpremium Dreamery™ Ice Cream, premium Dreyer’s and Edy’s Grand Ice Cream® and Whole Fruit™ Bars. The average price for the Company’s branded products increased approximately six percent, before the effect of increased trade promotion expenses which are presently classified as selling general and administrative expenses. This increase in average price was due to the combined effect of higher wholesale prices and a shift in mix to higher-priced products. The Company’s portfolio of branded products held an 18.6 percent dollar share of all packaged ice cream sold in the grocery channel in 2000 compared to 17.1 percent in 1999.

     Sales of products distributed for other manufacturers (partner brands) decreased $16,297,000, or four percent, to $354,000,000 from $370,297,000 for 1999. Sales of partner brands represented 30 percent of consolidated sales in 2000 compared with 34 percent in 1999. The primary cause of the decrease in partner brand sales for 2000 was that the Company began distributing Ben & Jerry’s® products in a smaller geographic area during September 1999. Average prices for partner brands increased approximately two percent, while unit sales decreased six percent.

     Cost of goods sold increased $51,505,000, or six percent, as compared with 1999, while the gross margin increased to 26 percent from 24 percent. This gross margin improvement was primarily the result of increased sales of higher-margin products, comparatively lower dairy raw material costs, higher average prices, and higher unit sales of the Company’s established brands. The effect of these positive factors more than offset the loss of distribution gross profit from Ben & Jerry’s® sales (see “The Strategic Plan” above). The impact of the decrease in dairy raw material costs favorably impacted gross profit in 2000 by approximately $9,300,000 as compared to 1999.

     Other income increased $1,668,000, or 80 percent, to $3,758,000 from $2,090,000 for 1999 due to an increase in brokerage income partially offset by a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $20,593,000, or nine percent, to $255,739,000 from $235,146,000 for 1999. Selling, general and administrative expenses as a percentage of consolidated sales remained relatively unchanged at 21 percent for both 2000 and 1999. This dollar increase primarily reflects marketing spending, including trade promotion expenses related to the ongoing support of the Dreamery™ line and the Dreyer’s and Edy’s premium portfolio and, to a lesser extent, increases in administrative expenses. Costs associated with the Company’s earlier bid to acquire Ben & Jerry’s Homemade, Inc. and the subsequent negotiations of the national distribution agreement also contributed to the increase.

     Interest expense increased $902,000, or eight percent, as compared with 1999, primarily due to higher average borrowings required for funding acquisitions.

     The income tax provision increased $8,101,000, or 114 percent, over 1999, due to a correspondingly higher pre-tax income in 2000. The effective tax rate decreased slightly to 37.5 percent from 38.1 percent for 1999. The Company’s income tax provisions for 2000 and 1999 differ from tax provisions calculated at the federal statutory tax rate primarily due to state income taxes and tax credits.

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

Effects of Inflation and Changing Prices

     The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. During 2001, dairy raw material costs increased which unfavorably impacted gross profit by approximately $30,000,000 as compared to 2000. During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. During 1999, dairy raw material costs declined which favorably impacted gross profit by approximately $15,000,000 as compared to 1998 (a year of extremely high dairy costs). Dairy raw material costs have been favorable thus far during 2002 as compared to 2001.

     Other cost increases, such as labor and general and administrative costs, have in the past been partially offset by productivity gains and other operating efficiencies.

New Accounting Pronouncements

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

     In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9) codifying certain other previously issued EITF pronouncements. This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue. At the present time, the Company classifies these expenses as selling, general and administrative expenses.

     The expenses defined in EITF 01-9 totaled approximately $188,500,000, $153,600,000 and $138,700,000 in 2001, 2000 and 1999, respectively. In accordance with EITF 01-9, all prior periods presented will be reclassified on a retroactive basis. The retroactive reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will be implementing EITF 01-9 in the first quarter of 2002.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement continues to require recognition of goodwill and other unidentifiable intangible assets with indeterminate lives (“these assets”) as long-term assets, but amortization as currently required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets must be tested for impairment using a fair value-based approach. The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of these assets. Amortization of these assets totaled approximately $4,300,000, $3,800,000 and $2,500,000 in 2001, 2000 and 1999, respectively. The Company will be implementing SFAS No. 142 in the first quarter of 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company will be implementing SFAS No. 144 in the first quarter of 2002. The Company expects that the implementation of this pronouncement will not have a significant impact on its financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows from operating activities of $32,672,000 for 2001 consisted primarily of net income of $8,829,000 and depreciation and amortization of $35,974,000 which were partially offset by a $14,297,000 increase in the amount of cash required to fund working capital. Cash flows from operating activities of $44,761,000 for 2000 consisted primarily of net income of $25,378,000 and depreciation and amortization of $37,479,000 which were partially offset by a $28,647,000 increase in the amount of cash required to fund working capital. Cash flows from operating activities of $77,302,000 for 1999 consisted primarily of net income of $10,992,000, depreciation and amortization of $35,515,000 and a $25,407,000 decrease in the amount of cash required to fund working capital.

     Cash outflows from investing activities of $43,652,000 for 2001 primarily consisted of capital expenditures totaling $40,598,000. Cash outflows from investing activities of $56,548,000 for 2000 primarily consisted of capital expenditures totaling $24,513,000, the purchase of certain assets of Specialty Frozen Products, L.P. (Specialty) for $18,922,000, and the purchase of the common stock of Cherokee Cream Company, Inc. (Cherokee) for $7,651,000 (purchase price of $7,855,000 net of $204,000 cash acquired). Specialty was the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. Cherokee, the parent of Sunbelt Distributors, Inc., was the leading independent direct-store-delivery ice cream distributor in Texas. Cash flows from investing activities of $22,227,000 for 1999 primarily consisted of capital expenditures of $23,756,000.

     Cash provided by financing activities of $9,909,000 for 2001 primarily consisted of proceeds from long-term debt totaling $34,600,000, partially offset by repayments of $22,186,000. Cash provided by financing activities of $11,350,000 for 2000 primarily consisted of proceeds from long-term debt totaling $160,095,000, partially offset by repayments of $149,421,000 under the former revolving line of credit. On July 25, 2000, the Company entered into a new credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Offshore borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line bear interest at PRIME plus a margin ranging from zero percent to 1.375 percent. The interest rate on all borrowings under the revolving line of credit was 3.85 percent at December 29, 2001. Cash used in financing activities of $53,088,000 for 1999 primarily reflected repayments of long-term debt of $55,058,000.

     Working capital increased by $26,012,000 from 2000 to 2001. This increase was primarily caused by increases in trade accounts receivable and inventories and a decrease in the current portion of long-term debt, partially offset by increases in accounts payable and accrued liabilities. Excluding the change in the current portion of long-term debt, the working capital changes are primarily the result of the additional Ben & Jerry’s® business and on-going growth in company brand sales.

     During 2002, the Company plans to make capital expenditures totaling approximately $41,000,000. It is anticipated that these expenditures will be largely financed through internally-generated funds and borrowings.

     The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2001 and $.03 per share of common stock for each quarter of 2000 and 1999.

     On October 3, 1997, the Series B preferred stock was converted into a total of 1,008,000 shares of redeemable convertible Series A preferred stock (Series A) redeemable on June 30, 2001. The Series A preferred stock was converted by the holder into 5,800,000 shares of common stock during the second quarter of 2001.

     At December 29, 2001, the Company had $1,650,000 in cash and cash equivalents, and an unused revolving line of credit of $119,900,000. The Company believes that its revolving line of credit, along with its liquid resources, internally-generated cash, and financing capacity, will be adequate to meet both short-term and long-term operating and capital requirements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at December 29, 2001:

	Long-Term Debt	Interest Rates
($ in thousands)
Fixed Interest Rates:
Senior notes	$28,571	8.06 - 8.34%

Variable Interest Rates:
Revolving line of credit	120,100	3.85%

	$148,671

     If variable interest rates increased ten percent, the Company’s interest expense would increase approximately $463,000.

     The Company does not have short-term or long-term monetary investments. Additionally, the Company does not transact material business in foreign currencies. As such, the Company is not at risk due to fluctuations in foreign exchange rates.

     The primary factor causing volatility in the Company’s dairy costs is the price of butter. Under current Federal and State regulations and industry practice, the price of cream is linked to the price of butter as traded on the Chicago Mercantile Exchange. While, over a long period of time, the average price of butter in the United States has tended to remain below $1.20 per pound, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets of butter are still in the early stages of development, and do not have sufficient liquidity to provide a hedge for any more than a very limited amount of the Company’s requirements.

     These constraints prevent the Company from effectively hedging a large portion of its cream costs. However, the Company will from time to time purchase either butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and its overall exposure to the volatility of the market. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability, cash flow and competitive position.

     The Company anticipates that it is likely to incur higher costs for electricity at its California facilities in 2002. These California facilities account for approximately 30 percent of the Company’s total production. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company.

Item 8. Financial Statements and Supplementary Data.

     The information required by Item 8 is incorporated by reference herein from Part IV, Item 14(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information set forth under the captions “Board of Directors — Nominees for Director,” “Board of Directors — Continuing Directors,” “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Matters Submitted to a Vote of Stockholders — Election of Directors” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission, and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth under the captions “Executive Compensation” and “Board of Directors — Remuneration of Directors” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information set forth under the captions “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Other Relationships” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

(1)	Financial Statements:
	Consolidated Statement of Income for each of the three years in the period ended December 29, 2001	19
	Consolidated Balance Sheet at December 29, 2001 and December 30, 2000	20
	Consolidated Statement of Changes in Stockholders’ Equity for each of the three years in the period
	ended December 29, 2001	21
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 29,
	2001	22
	Notes to Consolidated Financial Statements	23
	Report of Independent Accountants	34

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

(2)	Financial Statement Schedule:
	Schedule II. Valuation and Qualifying Accounts	35

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
	The exhibits listed in the accompanying exhibit index are filed or incorporated by reference to exhibits
	previously filed with the Commission as part of this Annual Report on Form 10-K.	36

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 29, 2001. A report on Form 8-K was filed on January 30, 2002 reporting a letter agreement dated January 28, 2002, between the Company and General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership, and General Electric Capital Corporation (collectively the “GE Entities”), which among other things confirms certain understandings between the parties with respect to registration rights held by the GE Entities and removal of restrictive legends from stock owned by the GE Entities. Concurrently therewith, Jack O. Peiffer resigned from the Company’s board of directors.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended

($ in thousands, except per share amounts)	Dec. 29, 2001	Dec. 30, 2000	Dec. 25, 1999

Revenues:
Sales	$1,399,698	$1,194,356	$1,099,817
Other income	2,405	3,758	2,090

	1,402,103	1,198,114	1,101,907

Costs and expenses:
Cost of goods sold	1,083,674	889,412	837,907
Selling, general and administrative	294,013	255,739	235,146
Reversal of restructuring charges			(1,315)
Interest, net of amounts capitalized	10,833	12,352	11,450

	1,388,520	1,157,503	1,083,188

Income before income tax provision and cumulative effect of change in accounting principle	13,583	40,611	18,719

Income tax provision	4,754	15,233	7,132

Income before cumulative effect of change in accounting principle	8,829	25,378	11,587
Cumulative effect of change in accounting principle			595

Net income	8,829	25,378	10,992

Accretion of preferred stock to redemption value	212	462	424
Preferred stock dividends	348	696	696

Net income available to common stockholders	$8,269	$24,220	$9,872

Per common share-basic:
Income available to common stockholders before cumulative effect of change in accounting principle	$.26	$.86	$.38
Cumulative effect of change in accounting principle			.02

Net income available to common stockholders	$.26	$.86	$.36

Per common share-diluted:
Income available to common stockholders before cumulative effect of change in accounting principle	$.24	$.72	$.35
Cumulative effect of change in accounting principle			.02

Net income available to common stockholders	$.24	$.72	$.33

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)	Dec. 29, 2001	Dec. 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$1,650	$2,721
Trade accounts receivable, net of allowance for doubtful accounts of $1,024 in 2001 and $2,611 in 2000	89,721	77,310
Other accounts receivable	16,116	17,702
Inventories	81,298	68,801
Deferred income taxes	3,547	4,584
Prepaid expenses and other	8,849	6,950

Total current assets	201,181	178,068

Property, plant and equipment, net	198,565	190,833
Goodwill, distribution rights and other intangibles, net	94,468	92,892
Other assets	4,475	6,658

Total assets	$498,689	$468,451

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$91,794	$80,260
Accrued payroll and employee benefits	25,369	24,759
Current portion of long-term debt		15,043

Total current liabilities	117,163	120,062

Long-term debt, less current portion	148,671	121,214
Deferred income taxes	24,490	26,263

Total liabilities	290,324	267,539

Commitments and contingencies

Redeemable convertible preferred stock, $1 par value — no shares and 1,008,000 shares authorized, issued and outstanding in 2001 and 2000, respectively		100,540

Stockholders’ Equity:
Preferred stock, $1 par value — 10,000,000 shares and 8,992,000 shares authorized, no shares issued or outstanding in 2001 and 2000, respectively
Common stock, $1 par value — 60,000,000 shares authorized; 34,461,000 shares and 28,268,000 shares issued and outstanding in 2001 and 2000, respectively	34,461	28,268
Capital in excess of par	160,103	58,396
Notes receivable from stockholders	(2,546)	(2,284)
Retained earnings	16,347	15,992

Total stockholders’ equity	208,365	100,372

Total liabilities and stockholders’ equity	$498,689	$468,451

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Notes	(Accumulated
	Common Stock		Capital	Receivable	Deficit)
			in Excess	from	Retained
	Shares	Amount	of Par	Stockholders	Earnings	Total
(In thousands)

Balances at December 26, 1998	27,312	$27,312	$46,722	$(1,459)	$(11,401)	$61,174
Net income for 1999					10,992	10,992
Accretion of preferred stock to redemption value					(424)	(424)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,319)	(3,319)
Issuance of common stock under employee stock plans, net	579	579	6,671	(1,042)		6,208
Repurchases and retirements of common stock	(20)	(20)	(221)			(241)

Balances at December 25, 1999	27,871	27,871	53,172	(2,501)	(4,848)	73,694
Net income for 2000					25,378	25,378
Accretion of preferred stock to redemption value					(462)	(462)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,380)	(3,380)
Issuance of common stock under employee stock plans, net	457	457	5,785	(171)		6,071
Repurchases and retirements of common stock	(60)	(60)	(1,485)	388		(1,157)
Tax benefits from employee stock option plans			924			924

Balances at December 30, 2000	28,268	28,268	58,396	(2,284)	15,992	100,372
Net income for 2001					8,829	8,829
Accretion of preferred stock to redemption value					(212)	(212)
Preferred stock dividends declared					(348)	(348)
Common stock dividends declared					(7,914)	(7,914)
Conversion of redeemable convertible preferred stock	5,800	5,800	94,952			100,752
Issuance of common stock under employee stock plans, net	550	550	8,207	(1,292)		7,465
Repurchases and retirements of common stock	(157)	(157)	(3,801)	1,030		(2,928)
Tax benefits from employee stock option plans			2,349			2,349

Balances at December 29, 2001	34,461	$34,461	$160,103	$(2,546)	$16,347	$208,365

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended

	Dec. 29, 2001	Dec. 30, 2000	Dec. 25, 1999
($ in thousands)

Cash flows from operating activities:
Net income	$8,829	$25,378	$10,992
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	35,974	37,479	35,515
Deferred income taxes	(183)	6,665	4,305
Loss on disposal of property, plant and equipment		1,360	1,803
Tax benefits from employee stock option plans	2,349	924
Provision for losses on trade accounts receivable		1,602
Reversal of restructuring charges			(1,315)
Cumulative effect of change in accounting principle			595
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(12,411)	6,607	3,802
Other accounts receivable	1,586	(3,963)	15,637
Inventories	(12,497)	(11,044)	(5,197)
Prepaid expenses and other	(1,899)	(236)	(2,113)
Accounts payable and accrued liabilities	10,314	(14,832)	2,910
Accrued payroll and employee benefits	610	(5,179)	10,368

	32,672	44,761	77,302

Cash flows from investing activities:
Acquisition of property, plant and equipment	(40,598)	(24,513)	(23,756)
Retirement of property, plant and equipment	2,181	515	726
Purchase of certain assets of Specialty Frozen Products, L.P.		(18,922)
Purchase of common stock of Cherokee Cream Company, Inc.		(7,651)
Purchase of independent distributors and distribution rights	(7,067)	(1,564)	(1,000)
Decrease (increase) in other assets	1,832	(4,413)	1,803

	(43,652)	(56,548)	(22,227)

Cash flows from financing activities:
Proceeds from long-term debt	34,600	160,095
Repayments of long-term debt	(22,186)	(149,421)	(55,058)
Issuance of common stock under employee stock plans, net	7,465	6,071	6,208
Repurchases and retirements of common stock	(2,928)	(1,157)	(241)
Cash dividends paid	(7,042)	(4,238)	(3,997)

	9,909	11,350	(53,088)

(Decrease) increase in cash and cash equivalents	(1,071)	(437)	1,987
Cash and cash equivalents, beginning of year	2,721	3,158	1,171

Cash and cash equivalents, end of year	$1,650	$2,721	$3,158

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$11,407	$12,853	$11,346

Income taxes (net of refunds)	$1,925	$6,400	$843

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired		$39,934
Cash paid in connection with acquisitions		(26,777)

Liabilities assumed		$13,157

Conversion of redeemable convertible preferred stock to common stock	$100,752

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business

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

     The Company’s products are also segregated between sales of company branded products, including our licensed and joint venture products (company brands), and sales of products distributed for other manufacturers (partner brands) for management reporting purposes. Sales of company brands were $888,572,000, $840,356,000 and $729,520,000 in 2001, 2000 and 1999, respectively. Sales of partner brands were $511,126,000, $354,000,000 and $370,297,000 in 2001, 2000 and 1999, respectively.

     Three customers each accounted for ten percent or more of 2001 sales. Sales to each of these three customers were $167,052,000, $159,941,000, and $150,060,000. Accounts receivable balances for each of these three customers were $8,209,000, $12,052,000 and $5,840,000, respectively, at December 29, 2001. Three customers each accounted for ten percent or more of 2000 sales. Sales to each of these three customers were $135,178,000, $121,731,000 and $119,817,000. Accounts receivable balances for each of these three customers were $13,315,000, $10,948,000 and $5,960,000, respectively, at December 30, 2000. Three customers each accounted for ten percent or more of 1999 sales. Sales to each of these three customers were $127,573,000, $126,075,000 and $114,843,000.

Note 2 Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries. All intercompany transactions have been eliminated.

Fiscal Year

     The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Fiscal years 2001 and 1999 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks.

Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable, the adequacy of the valuation allowance for deferred tax assets, the recoverability of goodwill and distribution rights, and the adequacy of the Company’s liabilities for self-insured health, workers compensation and vehicle plans, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Butter Investments

     Under current Federal and State regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. The Company has elected to not treat its investment in butter as a hedge for accounting purposes. Consequently, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in cost of goods sold. During 2001, the Company made no investments in butter.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company will be implementing SFAS No. 144 in the first quarter of 2002. The Company expects that the implementation of this pronouncement will not have a significant impact on its financial position, results of operations or cash flows.

Goodwill, Distribution Rights and Other Intangibles

     Goodwill and distribution rights are amortized using the straight-line method over their estimated useful lives, ranging from 20 to 36 years. Other intangibles are amortized using the straight-line method over their estimated useful lives, ranging from three to eight years.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 continues to require recognition of goodwill and other unidentifiable intangible assets with indeterminate lives (“these assets”) as long-term assets, but amortization as currently required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets must be tested for impairment using a fair value-based approach. Amortization of these assets totaled approximately $4,300,000, $3,800,000 and $2,500,000 in 2001, 2000 and 1999, respectively. The Company will be implementing SFAS No. 142 in the first quarter of 2002 (Note 5). The Company is currently assessing the impact that this new pronouncement will have on the recorded amounts of these assets.

Revenue Recognition

     Revenue is recognized when title and risk of loss have transferred to the customer, the collection of the resulting receivable is reasonably assured, and all significant Company obligations have been satisfied. Revenue from consignment sales is recognized upon purchase of the product by retail customers. The Company provides appropriate provisions for uncollectible accounts.

Shipping and Handling Costs

     The Company classifies shipping and handling expenses related to product sales as a cost of goods sold.

Advertising Costs

     The Company defers production costs for media advertising and expenses these costs in the period the advertisement is first run. All other advertising costs are expensed as incurred. At December 29, 2001 and December 30, 2000, deferred advertising, including consumer promotion spending, in the Consolidated Balance Sheet totaled $1,388,000 and $1,076,000, respectively. Advertising expense, including consumer promotion spending, was $30,113,000, $30,139,000 and $22,982,000 in 2001, 2000 and 1999, respectively.

Trade Promotion Costs

     Trade promotion costs, including sales discounts and associated retail advertising, are expensed as incurred and are classified as selling, general and administrative expenses.

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

     In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9) codifying certain other previously issued EITF pronouncements. This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue. At the present time, the Company classifies these expenses as selling, general and administrative expenses.

     The expenses defined in EITF 01-9 totaled approximately $188,500,000, $153,600,000 and $138,700,000 in 2001, 2000 and 1999, respectively. In accordance with EITF 01-9, all prior periods presented will be reclassified on a retroactive basis. The retroactive reclassification of these expenses will result in a decrease in total sales, company brand sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses and will, therefore, have no effect on net income (loss) as previously reported. The Company will be implementing EITF 01-9 in the first quarter of 2002.

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

Net Income Per Common Share

     Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the additional dilutive effect of the Company’s potentially dilutive securities, which include stock options, stock warrants and the redeemable convertible preferred stock.

Net income per common share is computed as follows:

	Dec. 29, 2001	Dec. 30, 2000	Dec. 25, 1999
(In thousands, except per share amounts)

Income available to common stockholders — basic	$8,269	$24,220	$9,872
Add: preferred dividends and accretion	560	1,158	1,120

Net income available to common stockholders — diluted	$8,829	$25,378	$10,992

Weighted-average shares-basic	31,633	28,119	27,559
Dilutive effect of options	2,023	1,370	397
Dilutive effect of preferred stock	2,725	5,800	5,800

Weighted-average shares-diluted	36,381	35,289	33,756

Net income per common share:
Basic	$.26	$.86	$.36

Diluted	$.24	$.72	$.33

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share if their inclusion would have an anti-dilutive effect. These anti-dilutive securities, stated in equivalent shares of common stock, consisted of the following:

	2001	2000	1999
(In thousands)
Stock options	753	676	1,507
Stock warrants			2,000

     The redeemable convertible preferred stock was converted to common stock in the second quarter of 2001 (Note 9).

     Pursuant to a 1994 equity transaction (Note 10), an affiliate of Nestlé USA, Inc. purchased 6,000,000 newly issued shares of common stock, and warrants to purchase 4,000,000 shares at an exercise price of $16 per share. Warrants for 2,000,000 shares expired unexercised on June 14, 1997. Warrants for the remaining 2,000,000 shares expired unexercised on June 14, 1999.

Note 3 Inventories

Inventories at December 29, 2001 and December 30, 2000 consisted of the following:

	2001	2000
(In thousands)

Raw materials	$9,099	$8,368
Finished goods	72,199	60,433

	$81,298	$68,801

Note 4 Property, Plant and Equipment

Property, plant and equipment at December 29, 2001 and December 30, 2000 consisted of the following:

	2001	2000
(In thousands)

Machinery and equipment	$244,620	$237,412
Buildings and improvements	90,461	89,984
Office furniture and fixtures	6,414	6,463

	341,495	333,859
Less: Accumulated depreciation and amortization	183,562	165,472

	157,933	168,387
Land	15,698	15,634
Construction in progress	24,934	6,812

	$198,565	$190,833

     Interest capitalized relating to capital assets under construction was $821,000, $527,000 and $256,000 in 2001, 2000 and 1999, respectively.

     Depreciation expense for property, plant and equipment was $30,685,000, $32,204,000 and $31,607,000 in 2001, 2000 and 1999, respectively.

Note 5 Goodwill, Distribution Rights and Other Intangibles

Goodwill, distribution rights and other intangibles at December 29, 2001 and December 30, 2000 consisted of the following:

	2001	2000
(In thousands)

Goodwill and distribution rights	$134,666	$128,154
Other intangibles	5,682	5,682

	140,348	133,836
Less: Accumulated amortization	45,880	40,944

	$94,468	$92,892

     The increase in goodwill and distribution rights during 2001 resulted from the purchase of independent distributors and distribution rights (Note 13). Other intangibles primarily consist of trademarks, a product formulation and noncompete covenants. Amortization expense for goodwill, distribution rights, and other intangibles was $4,936,000, $5,070,000 and $2,994,000 in 2001, 2000 and 1999, respectively.

Note 6 Income Tax Provision (Benefit)

     The income tax provision (benefit) consisted of the following:

	2001	2000	1999

(In thousands)
Current:
Federal	$4,155	$7,691	$2,601
State	782	877	226

	4,937	8,568	2,827

Deferred:
Federal	451	6,325	3,762
State	(634)	340	543

	(183)	6,665	4,305

	$4,754	$15,233	$7,132

     The 1999 cumulative effect of change in accounting principle of $595,000 is net of an income tax benefit of $392,000. This income tax benefit is comprised of federal and state income taxes and is not reflected in the above table.

     The net deferred income tax liability as of December 29, 2001 and December 30, 2000 consisted of the following:

	2001	2000
(In thousands)

Net deferred income tax assets — current:
Net operating loss carryforwards	$270	$51
Accrued employee benefits	1,479	1,486
Tax credit carryforwards	3,027	3,346
Other	(1,229)	(299)

	3,547	4,584

Net deferred income tax liabilities — noncurrent:
Intangible assets and related amortization	(12,272)	(12,227)
Depreciation	(13,035)	(14,342)
Other	817	306

	(24,490)	(26,263)

	$(20,943)	$(21,679)

     The federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:

	2001	2000	1999

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.7	2.0	2.7
Tax credits	(2.5)	(0.7)	(1.6)
Other	1.8	1.2	2.0

	35.0%	37.5%	38.1%

     As of December 29, 2001, the Company had deferred tax assets relating to alternative minimum tax and other tax credit carryforwards. The alternative minimum tax carryforwards totaling $1,492,000 can be carried forward indefinitely, as they do not expire. The other tax credit carryforwards totaling $1,535,000 expire between 2014 and 2021. Utilization of the alternative minimum tax and other tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

Note 7 Long-Term Debt

     Long-term debt at December 29, 2001 and December 30, 2000 consisted of the following:

	2001	2000
(In thousands)

Revolving line of credit with banks, due 2005 with interest payable at seven different interest rate options	$120,100	$85,500
Senior notes, with principal due through 2008 and interest payable semiannually at rates ranging from 7.68 percent to 8.34 percent	28,571	42,857
Senior notes, with principal due through 2001 and interest payable semiannually at 9.30 percent		3,400
Industrial revenue bonds, with principal due through 2001 and interest payable quarterly at a floating rate based upon a tax-exempt note index		4,500

	148,671	136,257
Less: Current portion		15,043

	$148,671	$121,214

     The aggregate annual maturities of long-term debt as of December 29, 2001 are as follows:

Year ending:	(In thousands)
2002	$
2003		2,143
2004		2,143
2005		122,243
2006		8,810
Later years		13,332

		$148,671

Revolving Line of Credit

      The Company has a line of credit agreement with certain banks for a total revolving line of credit of $240,000,000. Offshore borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line bear interest at PRIME plus a margin ranging from zero percent to 1.375 percent. The interest rate on all borrowings under the revolving line of credit was 3.85 percent at December 29, 2001. The Company’s revolving line of credit agreement prohibits the declaration and payment of dividends in excess of $10,000,000 and $15,000,000 in 2001 and 2002, respectively, and in excess of $20,000,000 in each of the years 2003, 2004 and 2005. The unused portion of the $240,000,000 revolving line of credit at December 29, 2001 was $119,900,000.

Fair Value of Financial Instruments

     As of December 29, 2001 and December 30, 2000, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

     Under its long-term debt obligations, the Company is subject to various financial covenant requirements, including the dividend restrictions discussed above.

Note 8 Leasing Arrangements

     The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of 20 years (including renewal options) except one that has 86 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.

     Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 29, 2001 are as follows:

Year ending:	(In thousands)
2002	$10,980
2003	7,299
2004	5,459
2005	3,827
2006	2,837
Later years	4,801

$35,203

     Rental expense under all operating leases, both cancelable and noncancelable, was $15,546,000, $12,750,000 and $12,030,000 in 2001, 2000 and 1999, respectively.

Note 9 Redeemable Convertible Preferred Stock

     On October 3, 1997, the Series B preferred stock was converted into a total of 1,008,000 shares of redeemable convertible Series A preferred stock (Series A), redeemable on June 30, 2001. The Series A preferred stock was converted by the holder into 5,800,000 shares of common stock in the second quarter of 2001. Up to the conversion date, Series A preferred stockholders were paid dividends at a rate equal to the amount they would receive as if the shares were converted into comparable shares of common stock. Upon conversion, the redeemable convertible preferred shares were cancelled and returned to the pool of preferred shares authorized for issuance.

Note 10 Common Stock

Dividends

     The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2001 and $.03 per share of common stock for each quarter of 2000 and 1999. During 1987, the Board of Directors declared a dividend of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock. Under certain conditions, the Rights become exercisable for the purchase of the Company’s preferred or common stock.

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

Note 11 Employee Benefit Plans

     The Company maintains a defined contribution retirement plan (pension plan) for employees not covered by collective bargaining agreements. The pension plan provides retirement and other benefits based upon the assets of the plan held by the trustee. The Company contributed five percent of the eligible participants’ annual compensation to the plan during 2001, 2000 and 1999. The Company also maintains a salary deferral plan (401(k) plan) under which it may make a matching contribution of a percentage of each participant’s annual deferred salary amount.

     Pension expense and 401(k) matching contributions under these plans were approximately $8,155,000, $6,978,000 and $6,045,000 in 2001, 2000 and 1999, respectively. The Company’s liability for accrued pension contributions and 401(k) matching contributions was $8,237,000 and $6,733,000 at December 29, 2001 and December 30, 2000, respectively.

     Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $1,135,000, $1,031,000 and $1,015,000 in 2001, 2000 and 1999, respectively.

Note 12 Employee Stock Plans

     The Company offers to certain employees various stock option plans, a Section 423 Employee Stock Purchase Plan and an Employee Secured Stock Purchase Plan.

Stock Option Plans

     The Company has two stock option plans under which options may be granted for the purchase of the Company’s common stock at a price not less than 100 percent of the fair market value at the date of grant, and a third plan which has expired. The non-qualified stock option plan (the 1992 Plan) provides that options are not exercisable until after two years from the date of grant and expire upon death or termination of employment. In 1994, the stockholders approved an additional stock option plan (the 1993 Plan) under which granted options may be either incentive stock options or non-qualified stock options. This plan provides that options expire no later than ten years from the date of grant. This plan also provides that most of the terms of the options, such as vesting, are within the discretion of the compensation committee, comprised of certain members of the Company’s Board of Directors. In May 1999, stockholders approved an amendment to the 1993 Plan to increase the number of shares reserved for issuance thereunder from 4,400,000 to 6,400,000. In May 2001, stockholders approved an additional amendment to the 1993 Plan to increase the number of shares reserved for issuance thereunder by 848,425 shares on the date of each annual meeting of stockholders, beginning in 2001 and ending with the 2005 annual meeting. Options available for grant under the incentive stock option plan (the 1982 Plan) expired during 2000.

     The Company used the Black-Scholes option pricing model to estimate the fair value per share of options granted during 2001, 2000 and 1999. The assumptions used to compute compensation expense in the pro forma presentation below and to estimate the weighted-average fair market value per share of options granted are as follows:

	2001	2000	1999

Risk-free interest rate	5.11%	6.68%	5.23%
Dividend yield	.77%	.68%	.96%
Volatility	44.36%	39.96%	39.58%
Expected term (years)	5.90	5.90	5.90
Weighted average fair market value	$14.39	$8.31	$5.32

     No compensation cost has been recognized for these stock option plans. If compensation cost for these plans had been determined based on the fair value at the grant dates, the Company’s net income available to common stockholders and net income per common share on a pro forma basis would have been as follows:

	2001	2000	1999
(In thousands, except per share amounts)
Net income available to common stockholders	$2,061	$19,644	$6,314
Net income per common share:
Basic	.07	.70	.23
Diluted	.07	.59	.22

     Stock options exercisable were 3,427,000, 3,001,000 and 2,466,000 at year-end 2001, 2000 and 1999, respectively. These stock options were exercisable at weighted-average prices per share of $15.10, $14.84 and $13.98 in 2001, 2000 and 1999, respectively.

     The activity in the three stock option plans for each of the three years in the period ended December 29, 2001 follows:

	Options
	Available	Options	Weighted- Average
	for Grant	Outstanding	Price Per Share
(In thousands, except per share amounts)
Balances at December 26, 1998	759	4,361	$15.41
Authorized	2,000
Granted	(1,171)	1,171	12.47
Exercised		(334)	13.18
Canceled	125	(125)	14.31

Balances at December 25, 1999	1,713	5,073	14.91
Granted	(988)	988	17.80
Exercised		(162)	14.84
Canceled	118	(118)	16.01
Expired	(253)

Balances at December 30, 2000	590	5,781	15.38
Authorized	848
Granted	(780)	780	31.02
Exercised		(403)	13.50
Canceled	15	(15)	20.49

Balances at December 29, 2001	673	6,143	17.48

     Significant option groups outstanding at December 29, 2001 and related weighted-average exercise price per share and life information follows:

(In thousands, except years and per share amounts)

	Options Outstanding			Options Exercisable

Exercise			Weighted- Average
Price		Weighted-Average	Remaining	Options	Weighted- Average
Range	Options Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

$9.75-13.75	2,162	$12.48	5.8	1,528	$12.52
14.09-19.75	2,537	16.12	6.1	1,490	15.48
21.44-31.13	1,444	27.36	7.9	409	23.36

	6,143			3,427

Section 423 Employee Stock Purchase Plan

     Under the Section 423 Employee Stock Purchase Plan, employees may authorize payroll deductions of up to ten percent of their compensation for the purpose of acquiring shares of the Company’s common stock at 85 percent of the market price determined at the beginning of a specified 12-month period. Under this plan, employees purchased 86,000 shares at prices ranging from $16.89 to $18.81 per share in 2001, 136,000 shares at prices ranging from $10.36 to $14.50 per share in 2000 and 67,000 shares at prices ranging from $9.30 to $19.23 per share in 1999. Compensation cost based on the fair value of the employees’ purchase rights was not material in 2001, 2000 and 1999.

Employee Secured Stock Purchase Plan

     Under the Employee Secured Stock Purchase Plan, on specified dates employees may purchase shares of the Company’s common stock at fair market value by paying 20 percent of the purchase price in cash and the remaining 80 percent of the purchase price in the form of a non-recourse promissory note with a term of 30 years. These notes have been classified as a reduction of stockholders’ equity. Under this plan, employees purchased 61,000 shares at prices ranging from $27.40 to $32.69 per share in 2001, 125,000 shares at prices ranging from $17.00 to $23.50 per share in 2000 and 179,000 shares at prices ranging from $11.88 to $18.38 per share in 1999.

Note 13 Acquisitions

Specialty Frozen Products, L.P.

     On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P. (Specialty), which was the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. The cost of this acquisition, which was accounted for as a purchase, was $20,182,000, of which $18,922,000 was paid in 2000. The $20,182,000 was comprised of $15,550,000 for the purchase of certain assets and a total of $4,632,000 in legal and other costs. The results of Specialty are included in the Company’s Consolidated Statement of Income from the date of acquisition. In connection with this transaction, the Company recorded approximately $13,054,000 of goodwill, distribution rights and other intangibles.

Cherokee Cream Company, Inc.

     On February 9, 2000, the Company acquired the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc. (Cherokee), the parent of Sunbelt Distributors, Inc., the leading independent direct-store-delivery ice cream distributor in Texas. The Company paid $7,651,000 (purchase price of $7,855,000 net of $204,000 cash acquired) in this transaction that has been accounted for as a purchase. The results of Cherokee are included in the Company’s Consolidated Statement of Income from the date of acquisition. In connection with this transaction, the Company recorded $15,269,000 of goodwill, distribution rights, and other intangibles.

Note 14 New Ben & Jerry’s Distribution Agreement

     On October 25, 2000, the Company announced that it signed a new, long-term distribution agreement with Ben & Jerry’s Homemade, Inc., a subsidiary of Unilever United States, Inc. Under this agreement, the Company became the distributor of Ben & Jerry’s® products for the grocery channel in all of its company-operated markets across the country as of March 5, 2001. The Company and Ben & Jerry’s continue to expand the Company’s role as a Ben & Jerry’s® distributor in other non-grocery channels, such as convenience stores. The agreement has a term of five years and automatically renews for two additional five-year terms unless terminated by either party at the end of each five-year term.

Note 15 Contingencies

     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16 Selected Quarterly Financial Data (Unaudited)

			Net Income (Loss)(1)

			Available to	Per Common Share(3)
			Common
	Sales	Gross Profit	Stockholders	Basic	Diluted

2001
1st Quarter	$272,029	$54,652	$(4,886)	$(.17)	$(.17)
2nd Quarter	384,833	90,881	6,935	$.24	$.20
3rd Quarter	419,911	98,744	6,048	$.18	$.17
4th Quarter	322,925	71,747	172	$.00	$.00

	$1,399,698	$316,024	$8,269

2000
1st Quarter	$240,419	$57,215	$2,386	$.09	$.08
2nd Quarter	323,820	89,021	12,236	$.44	$.35
3rd Quarter	345,017	93,240	10,710	$.38	$.31
4th Quarter(2)	285,100	65,468	(1,112)	$(.04)	$(.04)

	$1,194,356	$304,944	$24,220

(1)	Net income (loss) has been reduced by preferred stock dividends and accretion of the preferred stock to its redemption value.

(2)	The fourth quarter of fiscal 2000 contained 14 weeks. All other quarterly periods presented contained 13 weeks.

(3)	The number of weighted-average shares outstanding used in the quarterly computation of net income (loss) per common share increases and decreases as shares are issued and repurchased during the year. In addition, the number of weighted-average shares outstanding can also vary each quarter due to the exclusion of securities that would have an anti-dilutive effect. For these reasons, the sum of net income (loss) per common share for the quarters may not be the same as the net income (loss) per common share for the year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Dreyer’s Grand Ice Cream, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for start-up costs in the first quarter of 1999.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2002

SCHEDULE II

DREYER’S GRAND ICE CREAM, INC.

VALUATION AND QUALIFYING ACCOUNTS
(table and footnotes in thousands)

			Additions
	Balance at		Charged to				Balance at
	Beginning		Costs and				End
Description	of Period		Expenses		Deductions		of Period

Fiscal year ended December 25, 1999:
Allowance for doubtful accounts	$5,710	(3)	$857		$852	(1)	$5,715	(3)
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	36,073		3,908		1,198	(2)	38,783
Restructuring and other accruals	3,566				3,177	(4)	389

	$45,349		$4,765		$5,227		$44,887

Fiscal year ended December 30, 2000:
Allowance for doubtful accounts	$5,715	(3)	$2,175	(6)	$5,279	(5)	$2,611	(6)
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	38,783		5,275				44,058
Restructuring and other accruals	389				389

	$44,887		$7,450		$5,668		$46,669

Fiscal year ended December 29, 2001:
Allowance for doubtful accounts	$2,611	(6)	$587		$2,174	(1)	$1,024
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	44,058		5,289				49,347

	$46,669		$5,876		$2,174		$50,371

(1)	Write-off of receivables considered uncollectible.

(2)	Removal of fully-amortized assets.

(3)	Includes a bad debt allowance of $5,000 for trade accounts receivable from an independent distributor in Texas.

(4)	Includes a $1,315 reversal of the 1998 restructuring provision of $2,258 related to the outsourcing of the Grand Soft equipment manufacturing business.

(5)	Includes the write-off of trade accounts receivable from an independent distributor in Texas referred to in (3) above.

(6)	Includes a bad debt provision of $1,602 for uncollectible receivables from the bankruptcy of a major grocery retailer in the Northeast.

(c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 2.1(11))

2.2	First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc., amending Exhibit 2.1 (Exhibit 2.1(12))

3.1	Certificate of Incorporation of Dreyer’s Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock (Exhibit 3.1(12))

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock (Exhibit 3.2(13))

3.3	By-laws of Dreyer’s Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit 3.2(12))

4.1	Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer’s Grand Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(4))

4.2	Registration Rights Agreement dated as of June 30, 1993 among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, and GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit 4.1(8))

4.3	Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 4.2 (Exhibit 4.1(10))

4.4	First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and First Interstate Bank of California (as successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit 4.1(12))

4.5	Registration Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 4.2(12))

4.6	Second Amendment to Amended and Restated Rights Agreement dated March 17, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, (as successor Rights Agent to Bank of California), amending Exhibit 4.1 (Exhibit 10.1 (16))

4.7	Third Amendment to Amended and Restated Rights Agreement dated May 15, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent, amending Exhibit 4.1 (Exhibit 10.1 (18))

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8 (1))

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc., (Exhibit 10.2 (13))

10.3*	Form of Indemnification Agreement between Dreyer’s Grand Ice Cream, Inc. and each officer and director of Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.47(2))

10.4	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(3))

10.5	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit 10.4 (Exhibit 10.53(3))

10.6*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(9))

10.7*	Description of Dreyer’s Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit 10.57(6))

10.8*	Dreyer’s Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38(9))

10.9	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(14))

10.10	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(17))

10.11	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc.,

Exhibit
Number	Description

amending Exhibits 10.2 and 10.4 (Exhibit 10.30(17))

10.12	$15,000,000 7.68% Series A Senior Notes Due 2002, $15,000,000 8.06% Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company (Exhibit 10.1(15))

10.13	First Amendment dated as of November 17, 1998 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.12. (Exhibit 10.37 (19))

10.14	Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., or the Banks party to the agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager (Exhibit 10.1 (20))

10.15**	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(23))

10.16*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23 (23))

10.17	First Amendment dated April 19, 2001 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager, amending Exhibit 10.14 (Exhibit 10.1 (21))

10.18	Second Amendment dated as of September 26, 2001 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of the Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.16 to the 2000 Annual Report on Form 10-K, amending Exhibit 10.13 (Exhibit 10.1 (22))

21	Subsidiaries of Registrant.

23	Consent of Independent Accountants.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)(3).
* *	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988 filed on March 31, 1989.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on March 20, 1991.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 29, 1990 filed on March 29, 1991.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1992 filed on March 26, 1993.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on June 25, 1993.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended on June 26, 1993 filed on August 10, 1993.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed on May 10, 1994.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 9, 1994.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed on August 9, 1994.

(13)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(14)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(15)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 filed on August 13, 1996.

(16)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K/A filed on March 21, 1997.

(17)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(18)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 19, 1997.

(19)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1998 filed on March 26, 1999.

(20)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2000 filed on November 7, 2000.

(21)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001.

(22)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001.

(23)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

By:	/s/ T. GARY ROGERS

(T. Gary Rogers) Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GARY ROGERS (T. Gary Rogers)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ WILLIAM F. CRONK, III (William F. Cronk, III)	President and Director	March 28, 2002

/s/ EDMUND R. MANWELL (Edmund R. Manwell)	Secretary and Director	March 28, 2002

/s/ TIMOTHY F. KAHN (Timothy F. Kahn)	Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)	March 28, 2002

/s/ JEFFREY P. PORTER (Jeffrey P. Porter)	Corporate Controller (Principal Accounting Officer)	March 28, 2002

/s/ JAN L. BOOTH (Jan L. Booth)	Director	March 28, 2002

/s/ ROBERT A. HELMAN (Robert A. Helman)	Director	March 28, 2002

/s/ M. STEVEN LANGMAN (M. Steven Langman)	Director	March 28, 2002

/s/ JOHN W. LARSON (John W. Larson)	Director	March 28, 2002

/s/ TIMOTHY P. SMUCKER (Timothy P. Smucker)	Director	March 28, 2002

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Not applicable.