Form 10-Q
period 2002-03-30
DREYERS GRAND ICE CREAM INC
filed 2002-05-14
CIK 352305

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding
May 11, 2002

Common stock, $1 par value	34,699,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	Mar. 30, 2002	Dec. 29, 2001

($ in thousands, except per share amounts)	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,596	$1,650
Trade accounts receivable, net of allowance for doubtful accounts of $1,699 in 2002 and $1,024 in 2001	118,438	89,721
Other accounts receivable	17,515	16,116
Inventories	90,499	81,298
Deferred income taxes	3,443	3,547
Prepaid expenses and other	18,201	8,849

Total current assets	249,692	201,181

Property, plant and equipment, net	204,144	198,565
Goodwill	84,382	39,114
Other intangibles, net	2,188	55,354
Other assets	5,736	4,475

Total assets	$546,142	$498,689

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$109,883	$91,794
Accrued payroll and employee benefits	21,270	25,369

Total current liabilities	131,153	117,163

Long-term debt	190,871	148,671
Deferred income taxes	14,333	24,490

Total liabilities	336,357	290,324

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1 par value — 10,000,000 shares authorized; no shares issued or outstanding in 2002 and 2001
Common stock, $1 par value — 60,000,000 shares authorized; 34,625,000 shares and 34,461,000 shares issued and outstanding in 2002 and 2001, respectively	34,625	34,461
Capital in excess of par	162,250	160,103
Notes receivable from stockholders	(2,670)	(2,546)
Retained earnings	15,580	16,347

Total stockholders’ equity	209,785	208,365

Total liabilities and stockholders’ equity	$546,142	$498,689

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended

($ in thousands, except per share amounts)	Mar. 30, 2002	Mar. 31, 2001

Revenues:
Net sales	$290,414	$239,413
Other income	1,138	239

	291,552	239,652

Costs and expenses:
Cost of goods sold	262,161	216,790
Selling, general and administrative	25,558	27,007
Interest, net of amounts capitalized	1,786	3,014

	289,505	246,811

Income (loss) before income tax provision (benefit)	2,047	(7,159)

Income tax provision (benefit)	737	(2,727)

Net income (loss)	1,310	(4,432)

Accretion of preferred stock to redemption value		106
Preferred stock dividends		348

Net income (loss) available to common stockholders	$1,310	$(4,886)

Net income (loss) per common share:
Basic	$.04	$(.17)

Diluted	$.04	$(.17)

Dividends per common share	$.06	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes
	Common Stock			Receivable
			Capital in	From	Retained
(In thousands)	Shares	Amount	Excess of Par	Stockholders	Earnings	Total

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$15,992	$100,372
Net loss					(4,432)	(4,432)
Accretion of preferred stock to redemption value					(106)	(106)
Preferred stock dividends declared					(348)	(348)
Common stock dividends declared					(1,714)	(1,714)
Issuance of common stock under employee stock plans, net	347	347	4,636	(299)		4,684
Repurchases and retirements of common stock	(46)	(46)	(604)			(650)

Balances at March 31, 2001	28,569	$28,569	$62,428	$(2,583)	$9,392	$97,806

Balances at December 29, 2001	34,461	$34,461	$160,103	$(2,546)	$16,347	$208,365
Net income					1,310	1,310
Common stock dividends declared					(2,077)	(2,077)
Issuance of common stock under employee stock plans, net	196	196	3,444	(380)		3,260
Repurchases and retirements of common stock	(32)	(32)	(1,297)	256		(1,073)

Balances at March 30, 2002	34,625	$34,625	$162,250	$(2,670)	$15,580	$209,785

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended

(In thousands)	Mar. 30, 2002	Mar. 31, 2001

Cash flows from operating activities:
Net income (loss)	$1,310	$(4,432)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	8,477	9,169
Deferred income taxes	113	(502)
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(28,717)	(30,327)
Other accounts receivable	(1,399)	(4,100)
Inventories	(9,201)	(9,555)
Prepaid expenses and other	(9,352)	(51)
Accounts payable and accrued liabilities	18,080	22,012
Accrued payroll and employee benefits	(4,099)	(6,385)

	(24,788)	(24,171)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,985)	(7,178)
Retirement of property, plant and equipment	188	372
Purchase of independent distributors and other intangibles	(2,438)	(2,000)
Increase in other assets	(1,350)	(797)

	(17,585)	(9,603)

Cash flows from financing activities:
Proceeds from long-term debt, net	42,200	33,900
Repayments of long-term debt		(3,400)
Issuance of common stock under employee stock plans, net	3,260	4,684
Repurchases and retirements of common stock	(1,073)	(650)
Cash dividends paid	(2,068)	(1,022)

	42,319	33,512

Decrease in cash and cash equivalents	(54)	(262)

Cash and cash equivalents, beginning of period	1,650	2,721

Cash and cash equivalents, end of period	$1,596	$2,459

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$1,320	$1,391

Income taxes (net of refunds)	$140	$2

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

     The consolidated financial statements for the thirteen-week periods ended March 30, 2002 and March 31, 2001 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 29, 2001, appearing in the Company’s 2001 Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 — Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable, the adequacy of the valuation allowance for deferred tax assets, the recoverability of goodwill, the adequacy of the Company’s liabilities for self-insured health, workers compensation and vehicle plans, and the adequacy of the Company’s liabilities for employee bonuses and profit-sharing plan contributions, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 — Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 30, 2002 and December 29, 2001 consisted of the following:

(In thousands)	Mar. 30, 2002	Dec. 29, 2001

Raw materials	$9,018	$9,099
Finished goods	81,481	72,199

	$90,499	$81,298

NOTE 4 — Net Income (Loss) Per Common Share

     The denominator for basic net income (loss) per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income (loss) per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities which include stock options and redeemable convertible preferred stock.

	Thirteen Weeks Ended

(In thousands, except per share amounts)	Mar. 30, 2002	Mar. 31, 2001

Net income (loss) available to common stockholders — basic and diluted	$1,310	$(4,886)

Weighted-average shares — basic	34,510	28,370
Dilutive effect of options	2,643

Weighted-average shares — diluted	37,153	28,370

Net income (loss) per common share:
Basic	$.04	$(.17)

Diluted	$.04	$(.17)

Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net income (loss) per common share when their inclusion would have an anti-dilutive effect. There were no potentially dilutive securities to be excluded during the first quarter of 2002. During the first quarter of 2001, potentially dilutive securities included 2,129,000 stock options and 5,800,0000 equivalent common shares relating to redeemable convertible preferred stock (which was converted to common stock in the second quarter of 2001); these securities were excluded from the calculation of diluted net loss per common share in the first quarter 2001 net loss period due to their anti-dilutive effects.

NOTE 5 — Adoption of New Accounting Pronouncements

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

     In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue.

     The Company adopted EITF 01-9 in the first quarter of 2002, presented $47,670,000 of first quarter 2002 expenses in accordance with this pronouncement and reclassified $32,616,000 of first quarter 2001 expenses on a retroactive basis. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net loss as previously reported.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement, which the Company adopted at the beginning of the first quarter of 2002, requires recognition of goodwill and other unidentifiable intangible assets with indeterminate lives as long-term assets, however, amortization as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted beginning with the first quarter of 2002. In lieu of amortization, these assets are now being tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its transitional impairment test during the first quarter of 2002 and did not record any impairment charges.

     A reconciliation of reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of first quarter 2001 goodwill amortization of $1,113,000, net of the related income tax effect of $424,000, follows:

	Thirteen Weeks Ended

(In thousands, except per share amounts)	Mar. 30, 2002	Mar. 31, 2001

Reported net income (loss)	$1,310	$(4,886)
Goodwill amortization, net of tax		689

Adjusted net income (loss)	$1,310	$(4,197)

Net income (loss) per common share:
Reported basic	$.04	$(.17)
Goodwill amortization, net of tax		.02

Adjusted basic	$.04	$(.15)

Reported diluted	$.04	$(.17)
Goodwill amortization, net of tax		.02

Adjusted diluted	$.04	$(.15)

     In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified its acquisition-related intangibles (e.g. distribution rights) to goodwill at the beginning of the first quarter of 2002. Fiscal 2001 acquisition-related intangibles are included in Other Intangibles, net, in the Consolidated Balance Sheet.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not impact the Company’s financial position, results of operations or cash flows.

NOTE 6-Investment in Momentx Corporation

     The Company has a $1,100,000 investment in Momentx Corporation (Momentx), which is an e-market solution provider for the dairy, food and beverage industries. The Company follows the “cost method” in accounting for this investment since its ownership interest is less than three percent. Momentx is currently a development stage enterprise and its future success is uncertain at this time. The Company continues to monitor the recoverability of this investment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

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

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management’s Discussion and Analysis for the year ended December 29, 2001, appearing in the Company’s 2001 Annual Report on Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

•	The Company assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. The Company’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. The Company reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that additional allowances might be required.

•	The Company records a valuation allowance related to deferred tax assets when it is determined that the deferred tax assets will not be utilized to offset future taxable income.

•	The Company has goodwill related to business acquisitions. The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows are less than the carrying value, a write-down is recorded, measured by the amount of the difference between the carrying value and the fair value of the asset.

•	The Company’s liabilities for self-insured health, workers compensation and vehicle plans are developed from actuarial valuations that rely on various key assumptions. Changes in key assumptions may occur in the future, which could result in changes to related self-insurance costs.

•	The Company’s liabilities for employee bonuses and profit-sharing plan contributions are based primarily on estimated full-year profitability at the end of each quarter. Changes in the performance of the business and in estimated full-year profitability could result in significant interim adjustments to the cost of these programs.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

     In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue.

     The Company adopted EITF 01-9 in the first quarter of 2002, presented $47,670,000 of first quarter 2002 expenses in accordance with this pronouncement and reclassified $32,616,000 of first quarter 2001 expenses on a retroactive basis. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net loss as previously reported.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement, which the Company adopted at the beginning of the first quarter of 2002, requires recognition of goodwill and other unidentifiable intangible assets with indeterminate lives as long-term assets, however, amortization as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted beginning with the first quarter of 2002. In lieu of amortization, these assets are now being tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its transitional impairment test during the first quarter of 2002 and did not record any impairment charges.

     A reconciliation of reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of first quarter 2001 goodwill amortization of $1,113,000, net of the related income tax effect of $424,000, follows:

	Thirteen Weeks Ended

(In thousands, except per share amounts)	Mar. 30, 2002	Mar. 31, 2001

Reported net income (loss)	$1,310	$(4,886)
Goodwill amortization, net of tax		689

Adjusted net income (loss)	$1,310	$(4,197)

Net income (loss) per common share:
Reported basic	$.04	$(.17)
Goodwill amortization, net of tax		.02

Adjusted basic	$.04	$(.15)

Reported diluted	$.04	$(.17)
Goodwill amortization, net of tax		.02

Adjusted diluted	$.04	$(.15)

     In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified its acquisition-related intangibles (e.g. distribution rights) to goodwill at the beginning of the first quarter of 2002. Fiscal 2001 acquisition-related intangibles are included in Other Intangibles, net, in the Consolidated Balance Sheet.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not impact the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period:

			Period-to-Period
			Variance
	Percentage of Net Sales		Favorable (Unfavorable)

	Thirteen Weeks Ended
			Thirteen Weeks Ended
	Mar. 30, 2002	Mar. 31, 2001	2002 Compared to 2001

Revenues:
Net sales	100.0%	100.0%	21.3%
Other income	0.4	0.1	376.2

	100.4	100.1	21.7

Costs and expenses:
Cost of goods sold	90.3	90.6	(20.9)
Selling, general and administrative	8.8	11.3	5.4
Interest, net of amounts capitalized	0.6	1.2	40.7

	99.7	103.1	(17.3)

Income (loss) before income tax provision (benefit)	0.7	(3.0)	128.6

Income tax provision (benefit)	0.2	(1.1)	(127.0)

Net income (loss)	0.5	(1.9)	129.6

Accretion of preferred stock to redemption value			(100.0)

Preferred stock dividends		0.1	(100.0)

Net income (loss) available to common stockholders	0.5%	(2.0)%	126.8%

Thirteen Weeks ended March 30, 2002 Compared with Thirteen Weeks ended March 31, 2001

     Consolidated sales for the first quarter of 2002 increased $51,001,000, or 21 percent, to $290,414,000 from $239,413,000 for the same quarter last year.

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $20,217,000, or 14 percent, to $166,616,000 from $146,399,000 for the same quarter last year. Company brands represented 57 percent of consolidated sales in 2002 compared with 61 percent in the same quarter last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 3,400,000 gallons, or 15 percent, to approximately 26,300,000 gallons. The products that led this increase were Dreyer’s and Edy’s® Grand Ice Cream, Grand Light and Whole Fruit™ Bars. The average price of the Company’s branded products, net of the effect of trade promotion expenses (which are now classified as a reduction of sales), decreased by two percent.

     Sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $30,784,000, or 33 percent, to $123,798,000 from $93,014,000 for the same quarter last year. This increase was driven largely by increased sales of Ben & Jerry’s superpremium products and by the acquisition of independent distributors in 2000. The Company began distributing Ben & Jerry’s products to a larger distribution territory in March 2001 and distributes Ben & Jerry’s products for the grocery channel in all of the Company’s company-owned distribution markets across the country. Sales of partner brands represented 43 percent of consolidated net sales compared with 39 percent in the same quarter last year. Average wholesale prices for partner brands increased approximately 11 percent. Unit sales of partner brands increased by 22 percent over the same quarter last year.

     Cost of goods sold increased $45,371,000, or 21 percent, to $262,161,000 from $216,790,000 for the same quarter last year. The Company’s gross profit increased by $5,630,000, or 25 percent, to $28,253,000 from $22,623,000, representing a 9.7 percent gross margin compared with a 9.4 percent gross margin for the same quarter last year. The improvement in gross profit was primarily attributable to strong company brand sales growth, increased sales of Ben & Jerry’s products, and lower dairy raw material costs. These improvements were partially offset by an increase in slotting expenses and other expenses related to the introduction of new products and a new package size for the Company’s premium brands. During the first quarter of 2002, the decrease in dairy raw material costs favorably impacted gross profit by approximately $1,600,000 (net of the results of butter trading activities) as compared to the same quarter last year.

     Other income increased $899,000, or 376 percent, to $1,138,000 from $239,000 for the same quarter last year, primarily due to an increase in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses decreased $1,449,000, or five percent, to $25,558,000 from $27,007,000 for the same quarter last year. The decrease primarily reflects lower marketing expenses and a $1,113,000 reduction in amortization of goodwill. These decreases were partially offset by increased administrative expenses including the recording of a $300,000 bad debt provision as a result of a bankruptcy filing by a major customer. Selling, general and administrative expenses represented nine percent of consolidated net sales in the first quarter of 2002 and 11 percent in the same quarter last year.

     Interest expense decreased $1,228,000, or 41 percent, to $1,786,000 from $3,014,000, due to lower interest rates, partially offset by higher borrowings.

     Income taxes increased to a provision of $737,000 from a benefit of $(2,727,000) for the same quarter last year. The effective tax rate decreased to 36.0 percent for the first quarter of 2002 from 38.1 percent for the first quarter of 2001 due primarily to the reversal of income taxes provided in prior periods, the elimination of certain permanent differences in connection with the adoption of SFAS No. 142 and income tax credits.

     The Company has a $1,100,000 investment in Momentx Corporation (Momentx), which is an e-market solution provider for the dairy, food and beverage industries. The Company follows the “cost method” in accounting for this investment since its ownership interest is less than three percent. Momentx is currently a development stage enterprise and its future success is uncertain at this time. The Company continues to monitor the recoverability of this investment.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 30, 2002 increased $34,521,000 from year-end 2001. The Company’s cash flows used in operating activities increased to $24,788,000 from $24,171,000 for the same period last year. These increases were primarily comprised of increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities, and resulted from both seasonality and the additional Ben & Jerry’s business.

     Cash flows used in investing activities totaled $17,585,000 and $9,603,000, in 2002 and 2001, respectively. Cash flows used in investing activities consisted primarily of property, plant and equipment purchases of $13,985,000 and $7,178,000, in 2002 and 2001, respectively.

     Cash flows from financing activities totaled $42,319,000 and $33,512,000, in 2002 and 2001, respectively. Cash flows from financing activities for the first quarter of 2002 primarily consisted of a net increase of $42,200,000 in the Company’s revolving line of credit. Cash flows from financing activities for the first quarter of 2001 primarily consisted of a net increase of $33,900,000 in the revolving line of credit, partially offset by repayments of debt totaling $3,400,000.

     At March 30, 2002, the Company had $1,596,000 in cash and cash equivalents, and an unused credit line of $77,700,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with Item 7A of the Company’s 2001 Annual Report on Form 10-K.

     During the first quarter of 2002, the decrease in dairy raw material costs favorably impacted gross profit by approximately $1,600,000 (net of the results of butter trading activities) as compared to the first quarter of 2001.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed herewith:

None.

(b)	A Report on Form 8-K was filed on January 30, 2002 reporting a letter agreement dated January 28, 2002, between the Company and General Electric Pension Trust, GE Investment Private Placement Partners I, Limited Partnership, and General Electric Capital Corporation (collectively the “GE Entities”), which among other things confirms certain understandings between the parties with respect to registration rights held by the GE Entities and removal of restrictive legends from stock owned by the GE Entities. Concurrently therewith, Jack O. Peiffer resigned from the Company’s board of directors.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: May 14, 2002	By:	/s/ Timothy F. Kahn Timothy F. Kahn Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)