Form 10-Q
period 2002-06-29
DREYERS GRAND ICE CREAM INC
filed 2002-08-13
CIK 352305

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Yes  [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding
August 11, 2002

Common stock, $1 par value	34,797,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	June 29, 2002	Dec. 29, 2001

($ in thousands, except per share amounts)	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,700	$1,650
Trade accounts receivable, net of allowance for doubtful accounts of $1,755 in 2002 and $1,024 in 2001	145,374	89,721
Other accounts receivable	14,578	16,116
Inventories	96,227	81,298
Deferred income taxes	2,517	3,547
Prepaid expenses and other	29,614	8,849

Total current assets	290,010	201,181

Property, plant and equipment, net	210,004	198,565
Goodwill	84,856	39,114
Other intangibles, net	2,019	55,354
Other assets	3,138	4,475

Total assets	$590,027	$498,689

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$128,290	$91,794
Accrued payroll and employee benefits	24,514	25,369
Current portion of long-term debt	2,143

Total current liabilities	154,947	117,163

Long-term debt, less current portion	199,429	148,671
Deferred income taxes	14,404	24,490

Total liabilities	368,780	290,324

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1 par value — 10,000,000 shares authorized; no shares issued or outstanding in 2002 and 2001
Common stock, $1 par value — 60,000,000 shares authorized; 34,746,000 shares and 34,461,000 shares issued and outstanding in 2002 and 2001, respectively	34,746	34,461
Capital in excess of par	163,809	160,103
Notes receivable from stockholders	(2,489)	(2,546)
Retained earnings	25,181	16,347

Total stockholders’ equity	221,247	208,365

Total liabilities and stockholders’ equity	$590,027	$498,689

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

($ in thousands, except per share amounts)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$376,811	$335,424	$667,225	$574,837

Costs and expenses:
Cost of goods sold	322,865	293,326	585,026	510,116
Selling, general and administrative	29,370	28,313	54,928	55,320
Interest, net of amounts capitalized	2,102	3,264	3,888	6,278
Other expense (income)	1,327	(930)	189	(1,169)
Merger transaction expenses	2,888		2,888

	358,552	323,973	646,919	570,545

Income before income tax provision	18,259	11,451	20,306	4,292

Income tax provision	6,573	4,410	7,310	1,683

Net income	11,686	7,041	12,996	2,609

Accretion of preferred stock to redemption value		106		212
Preferred stock dividends				348

Net income available to common stockholders	$11,686	$6,935	$12,996	$2,049

Net income per common share:
Basic	$.34	$.24	$.38	$.07

Diluted	$.31	$.20	$.35	$.07

Dividends per common share	$.06	$.06	$.12	$.12

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes
	Common Stock			Receivable
			Capital in	From	Retained
(In thousands)	Shares	Amount	Excess of Par	Stockholders	Earnings	Total

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$15,992	$100,372
Net income					2,609	2,609
Accretion of preferred stock to redemption value					(212)	(212)
Preferred stock dividends declared					(348)	(348)
Common stock dividends declared					(3,777)	(3,777)
Conversion of mandatorily redeemable convertible preferred stock to common stock	5,800	5,800	94,952			100,752
Issuance of common stock under employee stock plans, net	391	391	5,858	(20)		6,229
Repurchases and retirements of common stock	(74)	(74)	(2,096)			(2,170)

Balances at June 30, 2001	34,385	$34,385	$157,110	$(2,304)	$14,264	$203,455

Balances at December 29, 2001	34,461	$34,461	$160,103	$(2,546)	$16,347	$208,365
Net income					12,996	12,996
Common stock dividends declared					(4,162)	(4,162)
Issuance of common stock under employee stock plans, net	338	338	5,776	(339)		5,775
Repurchases and retirements of common stock	(53)	(53)	(2,070)	396		(1,727)

Balances at June 29, 2002	34,746	$34,746	$163,809	$(2,489)	$25,181	$221,247

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended

(In thousands)	June 29, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$12,996	$2,609
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	17,058	17,953
Deferred income taxes	1,110	310
Impairment of investment in Momentx Corporation	1,093
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(55,653)	(57,619)
Other accounts receivable	1,538	(2,268)
Inventories	(14,929)	(16,065)
Prepaid expenses and other	(20,765)	(679)
Accounts payable and accrued liabilities	36,479	51,315
Accrued payroll and employee benefits	(855)	(5,344)

	(21,928)	(9,788)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(28,416)	(21,485)
Retirement of property, plant and equipment	348	703
Purchase of independent distributors and other intangibles	(2,913)	(4,270)
Increase in other assets	155	(536)

	(30,826)	(25,588)

Cash flows from financing activities:
Proceeds from long-term debt, net	52,901	47,300
Repayments of long-term debt		(10,543)
Issuance of common stock under employee stock plans, net	5,775	6,229
Repurchases and retirements of common stock	(1,727)	(2,170)
Cash dividends paid	(4,145)	(2,910)

	52,804	37,906

Increase in cash and cash equivalents	50	2,530
Cash and cash equivalents, beginning of period	1,650	2,721

Cash and cash equivalents, end of period	$1,700	$5,251

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$4,249	$5,565

Income taxes (net of refunds)	$343	$46

Supplemental schedule of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock		$100,752

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

     The consolidated financial statements for the thirteen and twenty-six weeks ended on June 29, 2002 and June 30, 2001 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 29, 2001, appearing in the Company’s 2001 Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 — Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable; the adequacy of the valuation allowance for deferred tax assets; the recoverability of goodwill; the adequacy of the Company’s liabilities for self-insured health, workers compensation and vehicle plans; and the adequacy of the Company’s liabilities for employee bonuses and profit-sharing plan contributions, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 — Merger and Contribution Agreement with Nestlé Holdings, Inc.

     On June 16, 2002, the Company entered into an Agreement and Plan of Merger and Contribution (the Merger Agreement) with Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc., a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé’s United States frozen dessert business. The combination will result in both the Company and Nestlé Ice Cream Company, LLC (NICC), which holds Nestlé’s United States frozen dessert business, becoming wholly-owned subsidiaries of a newly formed Delaware corporation (New Dreyer’s). This transaction will be recorded under the purchase method of accounting and will be treated as a reverse acquisition. Under reverse acquisition accounting, NICC will be deemed the acquirer for accounting purposes only, and the Company will be treated as the acquiree. As a result, the Company will expense all merger transaction expenses as incurred. These expenses totaled $2,888,000 for the thirteen and twenty-six weeks ended June 29, 2002.

     If the transactions contemplated by the Merger Agreement are completed, each stockholder who holds shares of the Company’s common stock at the effective time of the merger will receive one share of class A callable puttable common stock of New Dreyer’s. Under the amended and restated certificate of incorporation of New Dreyer’s, subject to the terms set forth therein, the holders of New Dreyer’s class A callable puttable stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. The New Dreyer’s class A callable puttable common stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning January 1, 2007. For the contribution of its ownership interest of NICC, Nestlé will receive approximately 55 million shares of class B common stock of New Dreyer’s. The class B common shares are similar to the class A common shares, except that they lack the call and put features. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of class B common stock of New Dreyer’s. As of June 29, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the transactions contemplated by the Merger Agreement are completed, Nestlé will own approximately 67 percent of the diluted common stock of New Dreyer’s.

      Each outstanding option to purchase the Company’s common stock under the Company’s existing stock option plans will, at the completion of the transactions, be converted into an option to acquire:

•	prior to the date New Dreyer’s class A callable puttable common stock is redeemed under the call right, that number of shares of New Dreyer’s class A callable puttable common stock equal to the number of shares of the Company’s common stock subject to options immediately prior to the completion of the transactions, at the price or prices per share in effect immediately prior to the completion of the transactions; and

•	at or after the date New Dreyer’s class A callable puttable common stock is redeemed under the call right or to the consummation of a short-form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., pursuant to the terms of the governance agreement in the form attached as an exhibit to the Merger Agreement, the same consideration which the holder of the options would have received had he or she exercised such option prior to such redemption and received consideration pursuant to the redemption at the price or prices in effect at that time.

The options will otherwise be subject to the same terms and conditions applicable to the original options to purchase the Company’s common stock immediately prior to the completion of the transactions.

     Certain regulatory requirements must be complied with before the transactions are completed. The Company and Nestlé are not aware of any material governmental consents or approvals that are required prior to the completion of the transactions other than those described below.

•	Under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the transactions cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division, of the Unites States Department of Justice, and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material, thereby extending the statutory waiting period until 30 days after the Company and Nestlé each substantially comply with this request, unless the waiting period is terminated earlier or extended with the consent of the Company and Nestlé. The Company and Nestlé are continuing to work closely with the FTC staff on its request.

•	New Dreyer’s must file with the SEC a registration statement on Form S-4 which will include a proxy statement/prospectus. If the registration statement is declared effective by the SEC, and if the transactions contemplated by the Merger Agreement are completed, then all shares of New Dreyer’s class A callable puttable common stock received by the Company’s stockholders in the merger will be freely transferable, except that shares of New Dreyer’s class A callable puttable common stock received by persons who are deemed to be “affiliates” of the Company under the Securities Act of 1933, as amended (the 1933 Act), at the time of the special meeting of the Company’s stockholders, may be resold by such affiliates only in transactions permitted by Rule 145 under the 1933 Act or as otherwise permitted under the 1933 Act. Persons who may be deemed to be affiliates of the Company for such purposes generally include individuals or entities that control, are controlled by or are under common control with the Company and include the members of the Company’s board of directors.

NOTE 4 — Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 29, 2002 and December 29, 2001 consisted of the following:

(In thousands)	June 29, 2002	Dec. 29, 2001

Raw materials	$8,611	$9,099
Finished goods	87,616	72,199

	$96,227	$81,298

NOTE 5 — Butter Investment

     Under current Federal and State regulations and industry practice, the price of cream, a primary ingredient, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. The Company has elected to not treat its investment in butter as a hedge for accounting purposes. Consequently, it “marks to market” its investment at the end of each quarter and records any resulting income or expense in Other Expense (Income). The Company typically holds its butter investments for periods of up to three months.

     Investments in butter, included in Prepaid Expenses and Other at June 29, 2002 consisted of the following:

(In thousands)	June 29, 2002

Butter	$5,406
Butter futures contracts	180

$5,586

     During the thirteen and twenty-six weeks ended June 29, 2002, the Company recorded expense of $1,147,000 and $1,319,000, respectively. During 2001, the Company made no investments in butter.

NOTE 6 — Net Income Per Common Share

     The denominator for basic net income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income per share includes the number of weighted-average shares outstanding plus the effects of potentially dilutive securities which include stock options and redeemable convertible preferred stock.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

(In thousands, except per share amounts)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net income available to common stockholders — basic	$11,686	$6,935	$12,996	$2,049
Add: preferred dividends and accretion		106		560

Net income available to common stockholders — diluted	$11,686	$7,041	$12,996	$2,609

Weighted-average shares — basic	34,685	29,275	34,598	28,822
Dilutive effect of options	2,923	1,733	2,795	1,923
Dilutive effect of preferred stock		5,099		5,449

Weighted-average shares — diluted	37,608	36,107	37,393	36,194

Net income per common share:
Basic	$.34	$.24	$.38	$.07

Diluted	$.31	$.20	$.35	$.07

     Each outstanding and unvested option to purchase the Company’s common stock under the Company’s existing stock option plans became fully vested on June 14, 2002, the date that the Company’s board of directors approved the Merger Agreement and the transactions contemplated by the Merger Agreement (Note 3). In connection with the execution of the Merger Agreement, certain executive officers entered into employment agreements which, among other things, waived the accelerated vesting of such officer’s unvested stock options as a result of the approval of the transactions by the Company’s board of directors. The employment agreements are effective if and when the transactions contemplated by the Merger Agreement are completed. Under the Merger Agreement, the Company can have no more than 41,393,348 outstanding or issuable shares of common stock if and when the transactions contemplated by the Merger Agreement are completed. This total includes shares issuable upon exercise of options, whether vested or unvested.

Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. There were no potentially dilutive securities to be excluded during the thirteen and twenty-six weeks ended June 29, 2002. Potentially dilutive securities, stated in absolute equivalent shares of common stock, consisted of 774,000 and 753,000 stock options during the thirteen and twenty-six weeks ended June 30, 2001, respectively.

NOTE 7 — Adoption of New Accounting Pronouncements

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

     The Company adopted EITF 01-9 at the beginning of fiscal 2002. The Company presented expenses of $63,038,000 and $110,708,000, respectively, in accordance with this pronouncement for the thirteen and twenty-six weeks ended June 29, 2002. The Company retroactively reclassified expenses of $49,410,000 and $82,026,000, respectively, for the thirteen and twenty-six weeks ended June 30, 2001. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net income as previously reported.

Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement requires recognition of goodwill and other unidentifiable intangible assets with indeterminate lives as long-term assets. Amortization as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets are now tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted SFAS No. 142 at the beginning of fiscal 2002 and completed its transitional impairment test during the first quarter of 2002; the Company has not recorded any impairment charges under SFAS No. 142.

     A reconciliation of reported net income and net income per common share to the amounts adjusted for the exclusion of goodwill amortization of $980,000 and $2,093,000, respectively, for the thirteen and twenty-six weeks ended June 30, 2001, net of the related income tax effects of $382,000 and $806,000, respectively, follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

(In thousands, except per share amounts)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported net income	$11,686	$6,935	$12,996	$2,049
Goodwill amortization, net of tax		598		1,287

Adjusted net income	$11,686	$7,533	$12,996	$3,336

Net income per common share:
Reported basic	$.34	$.24	$.38	$.07
Goodwill amortization, net of tax		.02		.05

Adjusted basic	$.34	$.26	$.38	$.12

Reported diluted	$.31	$.20	$.35	$.07
Goodwill amortization, net of tax		.01		.04

Adjusted diluted	$.31	$.21	$.35	$.11

     In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified $53,927,000 of acquisition-related intangibles with indefinite lives to goodwill at the beginning of the first quarter of 2002. Fiscal 2001 acquisition-related intangibles are included in Other Intangibles, Net, in the Consolidated Balance Sheet.

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

NOTE 8 — Investment in Momentx Corporation

     At December 29, 2001, the Company had a $1,093,000 investment in Momentx Corporation (Momentx), included in long-term Other Assets. Momentx is an e-market solution provider for the dairy, food and beverage industries. The Company followed the cost method in accounting for this investment since its ownership interest was less than three percent. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment and recognized a $1,093,000 loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. These forward-looking statements are based on the Company’s current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

•	uncertainty regarding the Company’s future operating results;

•	the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales;

•	the cost of energy used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	the Company’s ability to increase sales of its own branded products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotional programs; and

•	uncertainty regarding the completion and effect of the proposed transactions with Nestlé Holdings, Inc.

     Other factors that could cause actual results to differ from expectations are discussed in this “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3 — Qualitative and Quantitative Disclosures About Market Risk” below. The Company’s actual results could differ substantially from those anticipated in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

     The following discussion should be read together with the Company’s consolidated financial statements and related notes thereto included elsewhere in this document and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A — Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Form 10-K Report for the fiscal year ended December 29, 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies, which the Company’s senior management has discussed with the audit committee of the board of directors, represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

•	The Company assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. The Company’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. The Company reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that additional allowances might be required. Changes in the financial condition of the Company’s major customers could result in significant accounts receivable write-offs.

•	The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

•	The Company has goodwill related to business acquisitions. The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit is less than its carrying value, then an impairment loss would be recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill. The fair value of goodwill is based on estimates that carry a degree of uncertainty.

•	The Company’s liabilities for self-insured health, workers compensation and vehicle plans are developed from actuarial valuations that rely on various key assumptions. Changes in key assumptions may occur in the future, which could result in changes to related self-insurance costs.

•	The Company’s liabilities for employee bonuses and profit-sharing plan contributions are based primarily on estimated full-year profitability at the end of each quarter. Changes in the performance of the business and in estimated full-year profitability could result in significant interim adjustments to the cost of these programs.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERGER AND CONTRIBUTION AGREEMENT WITH NESTLÉ HOLDINGS, INC.

     The Company entered into an Agreement and Plan of Merger and Contribution (the Merger Agreement) with Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc., a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé’s United States frozen dessert business. The combination will result in both the Company and Nestlé Ice Cream Company, LLC (NICC), which holds Nestlé’s United States frozen dessert business, becoming wholly-owned subsidiaries of a newly formed Delaware corporation (New Dreyer’s). This transaction will be recorded under the purchase method of accounting and will be treated as a reverse acquisition. Under reverse acquisition accounting, NICC will be deemed the acquirer for accounting purposes only, and the Company will be treated as the acquiree. As a result, the Company will expense all merger transaction expenses as incurred. These expenses totaled $2,888,000 for the thirteen and twenty-six weeks ended June 29, 2002.

     If the transactions contemplated by the Merger Agreement are completed, each stockholder who holds shares of the Company’s common stock at the effective time of the merger will receive one share of class A callable puttable common stock of New Dreyer’s. Under the amended and restated certificate of incorporation of New Dreyer’s, subject to the terms set forth therein, the holders of New Dreyer’s class A callable puttable stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. The New Dreyer’s class A callable puttable common stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning January 1, 2007. For the contribution of its ownership interest of NICC, Nestlé Holdings, Inc. will receive approximately 55 million shares of class B common stock of New Dreyer’s. The class B common shares are similar to the class A common shares, except that they lack the call and put features. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of class B common stock of New Dreyer’s. As of June 29, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the transactions contemplated by the Merger Agreement are completed, Nestlé and NICC Holdings, Inc. will own approximately 67 percent of the diluted common stock of New Dreyer’s.

     Each outstanding and unvested option to purchase the Company’s common stock under the Company’s existing stock option plans became fully vested on June 14, 2002, the date that the Company’s board of directors approved the Merger Agreement and the transactions contemplated by the Merger Agreement. In connection with the execution of the Merger Agreement, certain executive officers entered into employment agreements which, among other things, waived the accelerated vesting of such officer’s unvested stock options as a result of the approval of the transactions by the

Company’s board of directors. The employment agreements are effective if and when the transactions contemplated by the Merger Agreement are completed. Under the Merger Agreement, the Company can have no more than 41,393,348  outstanding or issuable shares of common stock if and when the transactions contemplated by the Merger Agreement are completed. This total includes shares issuable upon exercise of options, whether vested or unvested.

Each outstanding option to purchase the Company’s common stock under the Company’s existing stock option plans will, at the completion of the transactions, be converted into an option to acquire:

•	prior to the date New Dreyer’s class A callable puttable common stock is redeemed under the call right, that number of shares of New Dreyer’s class A callable puttable common stock equal to the number of shares of the Company’s common stock subject to options immediately prior to the completion of the transactions, at the price or prices per share in effect immediately prior to the completion of the transactions; and

•	at or after the date New Dreyer’s class A callable puttable common stock is redeemed under the call right or to the consummation of a short-form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., pursuant to the terms of the governance agreement in the form attached as an exhibit to the Merger Agreement, the same consideration which the holder of the options would have received had he or she exercised such option prior to such redemption and received consideration pursuant to the redemption at the price or prices in effect at that time.

The options will otherwise be subject to the same terms and conditions applicable to the original options to purchase the Company’s common stock immediately prior to the completion of the transactions.

     Certain regulatory requirements must be complied with before the transactions are completed. The Company and Nestlé are not aware of any material governmental consents or approvals that are required prior to the completion of the transactions other than those described below.

•	Under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the transactions cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division, of the Unites States Department of Justice, and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material, thereby extending the statutory waiting period until 30 days after the Company and Nestlé each substantially comply with this request, unless the waiting period is terminated earlier or extended with the consent of the Company and Nestlé. The Company and Nestlé are continuing to work closely with the FTC staff on its request.

•	New Dreyer’s must file with the SEC a registration statement on Form S-4 which will include a proxy statement/prospectus. If the registration statement is declared effective by the SEC, and if the transactions contemplated by the Merger Agreement are completed, then all shares of New Dreyer’s class A callable puttable common stock received by the Company’s stockholders in the merger will be freely transferable, except that shares of New Dreyer’s class A callable puttable common stock received by persons who are deemed to be “affiliates” of the Company under the Securities Act of 1933, as amended (the 1933 Act), at the time of the special meeting of the Company’s stockholders, may be resold by such affiliates only in transactions permitted by Rule 145 under the 1933 Act or as otherwise permitted under the 1933 Act. Persons who may be deemed to be affiliates of the Company for such purposes generally include individuals or entities that control, are controlled by or are under common control with the Company and include the members of the Company’s board of directors.

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

     The Company adopted EITF 01-9 at the beginning of fiscal 2002. The Company presented expenses of $63,038,000 and $110,708,000, respectively, in accordance with this pronouncement for the thirteen and twenty-six weeks ended June 29, 2002. The Company retroactively reclassified expenses of $49,410,000 and $82,026,000, respectively, for the thirteen and twenty-six weeks ended June 30, 2001. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net income as previously reported.

     Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement requires recognition of goodwill and other unidentifiable intangible assets with indeterminate lives as long-term assets. Amortization as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets are now tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted SFAS No. 142 at the beginning of fiscal 2002 and completed its transitional impairment test during the first quarter of 2002; the Company has not recorded any impairment charges under SFAS No. 142.

     A reconciliation of reported net income and net income per common share to the amounts adjusted for the exclusion of goodwill amortization of $980,000 and $2,093,000, respectively, for the thirteen and twenty-six weeks ended June 30, 2001, net of the related income tax effects of $382,000 and $806,000, respectively, follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

(In thousands, except per share amounts)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported net income	$11,686	$6,935	$12,996	$2,049
Goodwill amortization, net of tax		598		1,287

Adjusted net income	$11,686	$7,533	$12,996	$3,336

Net income per common share:
Reported basic	$.34	$.24	$.38	$.07
Goodwill amortization, net of tax		.02		.05

Adjusted basic	$.34	$.26	$.38	$.12

Reported diluted	$.31	$.20	$.35	$.07
Goodwill amortization, net of tax		.01		.04

Adjusted diluted	$.31	$.21	$.35	$.11

     In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified $53,927,000 of acquisition-related intangibles with indefinite lives to goodwill at the beginning of the first quarter of 2002. Fiscal 2001 acquisition-related intangibles are included in Other Intangibles, Net, in the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
	Percentage of Sales				Favorable (Unfavorable)

					Thirteen	Twenty-six
					Weeks	Weeks
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Ended	Ended
					2002	2002
	June 29,	June 30,	June 29,	June 30,	Compared	Compared
	2002	2001	2002	2001	To 2001	To 2001

Net sales	100.0%	100.0%	100.0%	100.0%	12.3%	16.1%

Costs and expenses:
Cost of goods sold	85.7	87.5	87.7	88.8	(10.1)	(14.7)
Selling, general and administrative	7.8	8.4	8.2	9.6	(3.7)	0.7
Interest, net of amounts capitalized	0.6	1.0	0.6	1.1	35.6	38.1
Other expense (income)	0.3	(0.3)	0.1	(0.2)	(242.7)	(116.2)
Merger transaction expenses	0.8	—	0.4	—	NM	NM

	95.2	96.6	97.0	99.3	(10.7)	(13.4)

Income before income tax provision	4.8	3.4	3.0	0.7	59.5	373.1

Income tax provision	1.7	1.3	1.1	0.3	(49.0)	(334.3)

Net income	3.1	2.1	1.9	0.4	66.0	398.1

Accretion of preferred stock to redemption value	—	—	—	—	—	—

Preferred stock dividends	—	—	—	—	—	—

Net income available to common stockholders	3.1%	2.1%	1.9%	0.4%	68.5	534.3

Thirteen Weeks ended June 29, 2002 Compared with Thirteen Weeks ended June 30, 2001

     Consolidated net sales for the second quarter of 2002 increased $41,387,000, or 12 percent, to $376,811,000 from $335,424,000 for the same quarter last year. If the transactions contemplated by the Merger Agreement (discussed earlier) are completed, the percentages of consolidated net sales represented by company brands and partner brands will change.

     Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $10,818,000, or six percent, to $204,603,000 from $193,785,000 for the same quarter last year. Company brands represented 54 percent of consolidated net sales in 2002 compared with 58 percent in the same quarter last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 700,000 gallons, or two percent, to approximately 30,900,000 gallons. The products that led this increase were Dreyer’s and Edy’s® Grand Ice Cream, the Company’s superpremium portfolio and Whole Fruit™ Bars. The average price of the Company’s branded products, net of the effect of trade promotion expenses (which are classified as a reduction of sales), increased by four percent.

     Net sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $30,569,000, or 22 percent, to $172,208,000 from $141,639,000 for the same quarter last year. This increase was driven largely by increased sales of distributed novelty products, Ben & Jerry’s superpremium products and Healthy Choice ice cream. Sales of partner brands represented 46 percent of consolidated net sales compared with

42 percent in the same quarter last year. Average wholesale prices for partner brands increased approximately 16 percent. Unit sales of partner brands increased by four percent over the same quarter last year.

     Cost of goods sold increased $29,539,000, or 10 percent, to $322,865,000 from $293,326,000 for the same quarter last year. The Company’s gross profit increased by $11,848,000, or 28 percent, to $53,946,000 from $42,098,000, representing a 14.3 percent gross margin compared with a 12.6 percent gross margin for the same quarter last year. The improvement in gross profit was primarily attributable to lower dairy raw material costs and higher volume, partially offset by increases in distribution expenses. During the second quarter of 2002, the decrease in dairy raw material costs accounted for a $11,400,000 pre-tax benefit (excluding the results of butter trading activities, which are included in Other Expense (Income) and discussed below) as compared to the same quarter last year.

     Selling, general and administrative expenses increased $1,057,000, or four percent, to $29,370,000 from $28,313,000 for the same quarter last year. The increase in expenses from 2001 reflects higher administrative expenses, partially offset by a $980,000 reduction in amortization of goodwill as a result of SFAS No. 142. Selling, general and administrative expenses represented eight percent of consolidated net sales in the second quarters of 2002 and 2001.

     Interest expense decreased $1,162,000, or 36 percent, to $2,102,000 from $3,264,000 for the same quarter last year, primarily due to lower interest rates, partially offset by higher borrowings.

     Other income decreased $2,257,000, or 243 percent, to an expense of $1,327,000 from income of $(930,000) for the same quarter last year. Other expense includes $1,147,000 of expense from butter trading activities and a $1,093,000 write-off of a cost method investment in Momentx Corporation (Momentx), an e-market solution provider for the dairy, food and beverage industries. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment. Decreases in other income were partially offset by an increase in earnings from joint ventures accounted for under the equity method.

     Nestlé merger transaction expenses (discussed earlier) totaled approximately $2,888,000 during the second quarter of 2002. The Company currently estimates that it will incur total merger transaction expenses for fiscal 2002 in the range of $23,000,000 to $26,000,000.

     The income tax provision increased $2,163,000, or 49 percent, to $6,573,000 from $4,410,000 for the same quarter last year. The effective tax rate decreased to 36.0 percent from 38.5 percent for the same quarter last year due primarily to the reversal of income taxes provided in prior periods, the elimination of certain permanent differences in connection with the adoption of SFAS No. 142 and income tax credits.

Twenty-six Weeks ended June 29, 2002 Compared with Twenty-six Weeks ended June 30, 2001

     Consolidated net sales for the first twenty-six weeks of 2002 increased $92,388,000, or 16 percent, to $667,225,000 from $574,837,000 for the same quarter last year. If the transactions contemplated by the Merger Agreement (discussed earlier) are completed, the percentages of consolidated net sales represented by company brands and partner brands will change.

     Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $31,872,000, or nine percent, to $370,497,000 from $338,625,000 for the same period last year. Company brands represented 56 percent of consolidated net sales in 2002 compared with 59 percent in the same period last year. Gallon sales of the Company’s branded products, including novelties, increased approximately 4,100,000 gallons, or eight percent, to approximately 57,200,000 gallons. The products that led this increase were Dreyer’s and Edy’s® Grand Ice Cream, the Company’s superpremium portfolio and Whole Fruit™ Bars. The average price of the Company’s branded products, net of the effect of trade promotion expenses (which are classified as a reduction of sales), increased by one percent.

     Net sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $60,516,000, or 26 percent, to $296,728,000 from $236,212,000 for the same period last year.

     This increase was driven largely by increased sales of distributed novelty products, Ben & Jerry’s superpremium products and Healthy Choice ice cream. Sales of partner brands represented 44 percent of consolidated net sales compared with 41 percent in the same period last year. Average wholesale prices for partner brands increased approximately 13 percent. Unit sales of partner brands increased by 11 percent over the same period last year.

     Cost of goods sold increased $74,910,000, or 15 percent, to $585,026,000 from $510,116,000 for the same period last year. The Company’s gross profit increased by $17,478,000, or 27 percent, to $82,199,000 from $64,721,000, representing a 12.3 percent gross margin compared with a 11.3 percent gross margin for the same period last year. The improvement in gross profit was primarily attributable to lower dairy raw material costs and higher volume, partially offset by increases in distribution expenses. During the first twenty-six weeks of 2002, the decrease in dairy raw material costs accounted for a $13,300,000 pre-tax benefit (excluding the results of butter trading activities, which are included in Other Expense (Income) and are discussed below) as compared to the same period last year.

     Selling, general and administrative expenses decreased $392,000, or one percent, to $54,928,000 from $55,320,000 for the same period last year. The decrease in expenses from 2001 reflects lower marketing expenses and a $2,093,000 reduction in amortization of goodwill as a result of SFAS No. 142, partially offset by higher administrative expenses. Selling, general and administrative expenses represented eight and 10 percent of consolidated net sales in the first twenty-six weeks of 2002 and 2001, respectively.

     Interest expense decreased $2,390,000, or 38 percent, to $3,888,000 from $6,278,000 for the same period last year, primarily due to lower interest rates, partially offset by higher borrowings.

     Other income decreased $1,358,000, or 116 percent, to an expense of $189,000 from income of $(1,169,000) for the same period last year. Other expense includes $1,319,000 of expense from butter trading activities and a $1,093,000 write-off of a cost method investment in Momentx Corporation (Momentx), an e-market solution provider for the dairy, food and beverage industries. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment. Decreases in other income were partially offset by an increase in earnings from joint ventures accounted for under the equity method.

     Nestlé merger transaction expenses (discussed earlier) totaled approximately $2,888,000 during the first twenty-six weeks of 2002. The Company currently estimates that it will incur total merger transaction expenses for fiscal 2002 in the range of $23,000,000 to $26,000,000.

     The income tax provision increased $5,627,000, or 334 percent, to $7,310,000 from $1,683,000 for the same period last year. The effective tax rate decreased to 36.0 percent from 39.2 percent for the same quarter last year due primarily to the reversal of income taxes provided in prior periods, the elimination of certain permanent differences in connection with the adoption of SFAS No. 142 and income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 29, 2002 increased $51,045,000 from year-end 2001. The Company’s cash flows used in operating activities increased to $21,928,000 from $9,788,000 for the same period last year. The increase in cash flows used in operating activities were primarily comprised of an increase in prepaid expenses and other of $20,086,000 and in accounts payable and accrued liabilities of $14,836,000, partially offset by an increase in net income of $10,387,000.

     Cash flows used in investing activities totaled $30,826,000 and $25,588,000, in 2002 and 2001, respectively. Cash flows used in investing activities primarily consisted of property, plant and equipment purchases of $28,416,000 and $21,485,000, in 2002 and 2001, respectively.

     Cash flows from financing activities totaled $52,804,000 and $37,906,000, in 2002 and 2001, respectively. Cash flows from financing activities for 2002 primarily consisted of a net increase of $52,901,000 in the Company’s revolving line of credit. Cash flows from financing activities for 2001 primarily consisted of a net increase of $47,300,000 in the revolving line of credit, partially offset by repayments of debt totaling $10,543,000.

     At June 29, 2002, the Company had $1,700,000 in cash and cash equivalents, and an unused credit line of $67,000,000. As discussed earlier, the Company currently estimates that it will incur total merger transaction expenses for fiscal 2002 in the range of $23,000,000 to $26,000,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements, including the merger transaction expenses. The Company also believes that New Dreyer’s, the new company that would be created upon the consummation of the transactions contemplated by the Merger Agreement, would have sufficient liquid resources, internally-generated cash and financing capacity to meet its short-term and long-term operating and capital requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with Item 7A of the Company’s 2001 Annual Report on Form 10-K and in conjunction with Item 2 above.

     Under current Federal and State regulations and industry practice, the price of cream, a primary ingredient, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. The Company has elected to not treat its investment in butter as a hedge for accounting purposes. Consequently, it “marks to market” its investment at the end of each quarter and records any resulting income or expense in Other Expense (Income). During the thirteen and twenty-six weeks ended June 29, 2002, the Company marked its butter investment to market and recorded expense of $1,147,000 and $1,319,000, respectively.

     During the thirteen and twenty-six weeks ended June 29, 2002, the decrease in dairy raw material costs accounted for a $11,400,000 pre-tax benefit and a $13,300,000 pre-tax benefit (excluding the results of butter trading activities), respectively, as compared to the thirteen and twenty-six weeks ended June 30, 2001, respectively.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Stockholders was held in Oakland, California on May 8, 2002. A total of 31,906,712 shares (92.3 percent) of the outstanding common shares were represented at the meeting in person or by proxy. The following matters were voted upon by the stockholders:

(a)	Election of three directors to Class II of the Board of Directors

     The following persons, who were the only nominees, were re-elected as Class II directors of the Board of Directors and will hold office until the 2005 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

Nominee	For	Withheld

Robert A. Helman	31,006,716	899,996
Edmund R. Manwell	31,010,556	896,156
Timothy P. Smucker	30,942,346	964,366

and

(b)	Approving the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year 2002 and thereafter until its successor is appointed:

Votes

For	31,182,712
Against	716,175
Abstain	7,825
Broker non-votes	6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit No.	Description

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Report on Form 8-K/A was filed on June 17, 2002, reporting the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc., December Merger Sub, Inc., Nestlé Holdings, Inc. and NICC Holdings, Inc.

A Report on Form 8-K was filed on August 7, 2002, reporting the submission of sworn statements by the Company’s Principal Executive Officer and Principal Financial Officer to the SEC pursuant to SEC Order No. 4-460.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: August 13, 2002	By:	/s/ Timothy F. Kahn

Timothy F. Kahn Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)

DREYER’S GRAND ICE CREAM, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.