Form 10-Q
period 2002-09-28
DREYERS GRAND ICE CREAM INC
filed 2002-11-12
CIK 352305

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes [X] No [   ]

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding
November 11, 2002

Common stock, $1 par value	34,911,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	Sept. 28, 2002	Dec. 29, 2001

($ in thousands, except per share amounts)	(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$1,859	$1,650

Trade accounts receivable, net of allowance for doubtful accounts of $1,584 in 2002 and $1,024 in 2001	116,640	89,721

Other accounts receivable	14,384	16,116

Inventories	85,533	81,298

Deferred income taxes	1,698	3,547

Prepaid expenses and other	17,253	8,849

Total current assets	237,367	201,181

Property, plant and equipment, net	210,665	198,565

Goodwill	84,701	39,114

Other intangibles, net	1,849	55,354

Other assets	3,364	4,475

Total assets	$537,946	$498,689

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable and accrued liabilities	$109,673	$91,794

Accrued payroll and employee benefits	32,194	25,369

Current portion of long-term debt	2,143

Total current liabilities	144,010	117,163

Long-term debt, less current portion	146,429	148,671

Deferred income taxes	14,468	24,490

Total liabilities	304,907	290,324

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $1 par value - 10,000,000 shares authorized; no shares issued or outstanding in 2002 and 2001

Common stock, $1 par value - 60,000,000 shares authorized; 34,883,000 shares and 34,461,000 shares issued and outstanding in 2002 and 2001, respectively	34,883	34,461

Capital in excess of par	166,962	160,103

Notes receivable from stockholders	(2,228)	(2,546)

Retained earnings	33,422	16,347

Total stockholders’ equity	233,039	208,365

Total liabilities and stockholders’ equity	$537,946	$498,689

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

($ in thousands, except per share amounts)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Net sales	$383,598	$361,636	$1,050,823	$936,473

Costs and expenses:

Cost of goods sold	327,624	321,020	912,650	831,136

Selling, general and administrative	35,632	28,884	90,560	84,204

Interest, net of amounts capitalized	1,947	2,814	5,835	9,092

Other income, net	(575)	(1,029)	(386)	(2,198)

Merger transaction expenses	2,823		5,711

	367,451	351,689	1,014,370	922,234

Income before income tax provision	16,147	9,947	36,453	14,239

Income tax provision	5,813	3,899	13,123	5,582

Net income	10,334	6,048	23,330	8,657

Accretion of preferred stock to redemption value				212

Preferred stock dividends				348

Net income available to common stockholders	$10,334	$6,048	$23,330	$8,097

Net income per common share:

Basic	$.30	$.18	$.67	$.26

Diluted	$.27	$.17	$.62	$.24

Dividends per common share	$.06	$.06	$.18	$.18

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Notes
	Common Stock			Receivable
			Capital in	From	Retained
(In thousands)	Shares	Amount	Excess of Par	Stockholders	Earnings	Total

Balances at December 30, 2000	28,268	$28,268	$58,396	$(2,284)	$15,992	$100,372

Net income					8,657	8,657

Accretion of preferred stock to redemption value					(212)	(212)

Preferred stock dividends declared					(348)	(348)

Common stock dividends declared					(5,845)	(5,845)

Conversion of mandatorily redeemable convertible preferred stock to common stock	5,800	5,800	94,952			100,752

Issuance of common stock under employee stock plans, net	480	480	7,739	(819)		7,400

Repurchases and retirements of common stock	(82)	(82)	(2,249)			(2,331)

Balances at September 29, 2001	34,466	$34,466	$158,838	$(3,103)	$18,244	$208,445

Balances at December 29, 2001	34,461	$34,461	$160,103	$(2,546)	$16,347	$208,365

Net income					23,330	23,330

Common stock dividends declared					(6,255)	(6,255)

Issuance of common stock under employee stock plans, net	477	477	8,952	(78)		9,351

Repurchases and retirements of common stock	(55)	(55)	(2,093)	396		(1,752)

Balances at September 28, 2002	34,883	$34,883	$166,962	$(2,228)	$33,422	$233,039

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended

($ in thousands)	Sept. 28, 2002	Sept. 29, 2001

Cash flows from operating activities:

Net income	$23,330	$8,657

Adjustments to reconcile net income to cash flows from operations:

Depreciation and amortization	26,067	26,940

Deferred income taxes	1,993	1,029

Impairment of investment in Momentx Corporation	1,093

Changes in assets and liabilities, net of amounts acquired:

Trade accounts receivable	(26,919)	(52,241)

Other accounts receivable	1,732	(1,957)

Inventories	(4,235)	(12,688)

Prepaid expenses and other	(8,404)	219

Accounts payable and accrued liabilities	17,854	42,353

Accrued payroll and employee benefits	6,825	(424)

	39,336	11,888

Cash flows from investing activities:

Acquisition of property, plant and equipment	(37,927)	(29,218)

Retirement of property, plant and equipment	536	1,662

Purchase of independent distributors and other intangibles	(2,757)	(5,646)

Increase in other assets	(249)	513

	(40,397)	(32,689)

Cash flows from financing activities:

Net (repayments of) proceeds from long-term debt	(99)	42,700

Repayments of long-term debt		(22,186)

Issuance of common stock under employee stock plans, net	9,351	7,400

Repurchases and retirements of common stock	(1,752)	(2,331)

Cash dividends paid	(6,230)	(4,974)

	1,270	20,609

Increase (decrease) in cash and cash equivalents	209	(192)

Cash and cash equivalents, beginning of period	1,650	2,721

Cash and cash equivalents, end of period	$1,859	$2,529

Supplemental cash flow information:

Cash paid during the period for:

Interest (net of amounts capitalized)	$5,511	$8,848

Income taxes (net of refunds)	$6,653	$261

Supplemental schedule of noncash investing and financing activities:

Conversion of redeemable convertible preferred stock to common stock		$100,752

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

         The consolidated financial statements for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 29, 2001, appearing in the Company’s Report on Form 8-K filed on November 5, 2002. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 — Significant Accounting Assumptions and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable; the adequacy of the valuation allowance for deferred tax assets; the recoverability of goodwill; the adequacy of the Company’s liabilities for self-insured health, workers compensation and vehicle plans; and the adequacy of the Company’s liabilities for employee bonuses and profit-sharing plan contributions, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 — Merger and Contribution Agreement

         On June 16, 2002, the Company entered into an Agreement and Plan of Merger and Contribution (the Merger Agreement) with New December, Inc. (New Dreyer’s), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé’s United States frozen dessert business. The combination will result in both the Company and Nestlé Ice Cream Company, LLC (NICC), which holds Nestlé’s United States frozen dessert business, becoming wholly-owned subsidiaries of New Dreyer’s, a newly formed Delaware corporation. This transaction will be recorded under the purchase method of accounting and will be treated as a reverse acquisition. Under reverse acquisition accounting, NICC will be deemed to be the acquirer for accounting purposes only, and the Company will be treated as the acquiree. As a result, the Company is expensing all merger transaction expenses as incurred. These expenses totaled $2,823,000 and $5,711,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.

         If the transactions contemplated by the Merger Agreement are completed, each non-Nestlé stockholder who holds shares of the Company’s common stock at the effective time of the merger will receive one share of class A callable puttable common stock of New Dreyer’s. Under the amended and restated certificate of incorporation of New Dreyer’s, subject to the terms set forth therein, the holders of New Dreyer’s class A callable puttable stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. New Dreyer’s class A callable puttable common stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning on January 1, 2007. For the contribution of its ownership interest of NICC Holdings, Nestlé will receive approximately 55 million shares of class B common stock of New Dreyer’s. The class B common shares are similar to the class A common shares, except that they lack the call and put features. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of class B common stock of New Dreyer’s. As of September 28, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the transactions contemplated by the Merger Agreement are completed, Nestlé will own approximately 67 percent of the diluted common stock of New Dreyer’s.

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

         Certain regulatory requirements must be complied with before the transactions contemplated by the Merger Agreement are completed. The Company and Nestlé are not aware of any material governmental consents or approvals that are required prior to the completion of the transactions other than those described below:

•	Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the transactions cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice, and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material, thereby extending the statutory waiting period until 30 days after the Company and Nestlé each substantially comply with this request, unless the waiting period is terminated earlier or extended with the consent of the Company and Nestlé. The Company and Nestlé are continuing to work closely with the FTC staff on its request.

•	On November 6, 2002, New Dreyer’s filed with the SEC a Registration Statement on Form S-4 which included a proxy statement/prospectus pertaining to the transactions contemplated by the Merger Agreement. The SEC may choose to review the filing, and if it does so, it will typically provide comments within 30 days.

•	If the registration statement is declared effective by the SEC, and if the transactions contemplated by the Merger Agreement are completed, then all shares of New Dreyer’s class A callable puttable common stock received by the Company’s stockholders in the merger will be freely transferable, except that shares of New Dreyer’s class A callable

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

         Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon consummation of the transactions contemplated by the Merger Agreement, subject to various other terms and conditions. While the Company intends to continue in these ventures and partner brand relationships, it can provide no assurance as to the potential actions of its business partners. Should any of the Company’s significant partners or suppliers choose to exit these arrangements in accordance with their rights to do so following the consummation, the Company may incur significant decreases in gross profit or be required to write-off certain assets as a result of the loss of these business partners.

NOTE 4 — Inventories

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 28, 2002 and December 29, 2001 consisted of the following:

(In thousands)	Sept. 28, 2002	Dec. 29, 2001

Raw materials	$9,173	$9,099

Finished goods	76,360	72,199

	$85,533	$81,298

NOTE 5 — Butter Investments

         Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. The Company has elected to not treat its investment in butter as a hedge for accounting purposes. Consequently, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in other income, net. The Company typically holds its butter investments for periods of up to four months.

         Investments in butter, included in prepaid expenses and other at September 28, 2002 consisted of the following:

(In thousands)	Sept. 28, 2002

Butter	$3,501

Butter futures contracts	155

$3,656

         During the thirteen and thirty-nine weeks ended September 28, 2002, the Company recorded losses of $746,000 and $2,065,000, respectively. During 2001, the Company made no investments in butter.

NOTE 6 — Net Income Per Common Share

         The denominator for basic net income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income per share includes the number of weighted-average shares outstanding plus the effects of potentially dilutive securities which include stock options and redeemable convertible preferred stock. The following table reconciles the numerators and denominators of the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

(In thousands, except per share amounts)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Net income available to common stockholders-basic	$10,334	$6,048	$23,330	$8,097

Add: preferred dividends and accretion				560

Net income available to common stockholders-diluted	$10,334	$6,048	$23,330	$8,657

Weighted-average shares-basic	34,814	34,420	34,670	30,688

Dilutive effect of options	3,358	1,801	3,020	1,897

Dilutive effect of preferred stock				3,633

Weighted-average shares-diluted	38,172	36,221	37,690	36,218

Net income per common share:

Basic	$.30	$.18	$.67	$.26

Diluted	$.27	$.17	$.62	$.24

         Each outstanding and unvested option to purchase the Company’s common stock under the Company’s existing stock option plans became fully vested on June 14, 2002, the date that the Company’s board of directors approved the Merger Agreement and the transactions contemplated by the Merger Agreement (Note 3). In connection with the execution of the Merger Agreement, certain executive officers waived their rights to accelerated vesting of their unvested stock options in conjunction with entering into Employment Agreements with New Dreyer’s. The employment agreements are effective if and when the transactions contemplated by the Merger Agreement are completed. Under the Merger Agreement, the Company can have no more than 41,393,348 outstanding or issuable shares of common stock if and when the transactions contemplated by the Merger Agreement are completed. This total includes shares issuable upon exercise of options, whether vested or unvested.

Anti-dilutive securities

         Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. There were no potentially dilutive securities to be excluded during the thirteen and thirty-nine weeks ended September 28, 2002. Potentially dilutive securities, stated in absolute equivalent shares of common stock, consisted of 753,000 stock options during the thirteen and thirty-nine weeks ended September 29, 2001.

NOTE 7 – Adoption of New Accounting Pronouncements

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

         The Company adopted EITF 01-9 at the beginning of fiscal 2002. For the thirteen and thirty-nine weeks ended September 28, 2002, the Company presented the expenses described above of $65,881,000 and $176,589,000, respectively, as a reduction of net sales in accordance with this pronouncement. For the thirteen and thirty-nine weeks ended September 29, 2001, the Company retroactively reclassified expenses of $58,274,000 and $140,300,000, respectively. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net income as previously reported.

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

         The following table reconciles reported net income available to common stockholders and the related per common share amounts to the corresponding adjusted net income and related per common share amounts. Adjusted net income and net income per common share amounts reflecting the exclusion of goodwill amortization of $655,000 ($1,100,000 net of tax of $445,000) and $1,942,000 ($3,193,000 net of tax of $1,251,000), respectively, for the thirteen and thirty-nine weeks ended September 29, 2001, respectively, follow:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

(In thousands, except per share amounts)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

As reported	$10,334	$6,048	$23,330	$8,097

Goodwill amortization, net of tax		655		1,942

As adjusted	$10,334	$6,703	$23,330	$10,039

Per common share:

As reported-basic	$.30	$.18	$.67	$.26

Goodwill amortization, net of tax		.02		.06

As adjusted-basic	$.30	$.20	$.67	$.32

As reported-diluted	$.27	$.17	$.62	$.24

Goodwill amortization, net of tax		.02		.05

As adjusted-diluted	$.27	$.19	$.62	$.29

         In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified $52,997,000 of acquisition-related intangibles with indefinite lives to goodwill at the beginning of the first quarter of 2002. In accordance with this pronouncement, the corresponding prior year amounts were not retroactively reclassified. The remaining change in goodwill since December 29, 2001 consists of acquisition goodwill.

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

NOTE 8-Investment in Momentx Corporation

         At December 29, 2001, the Company had a $1,093,000 investment in Momentx Corporation (Momentx), included in long-term Other Assets. Momentx is an e-market solution provider for the dairy, food and beverage industries. The Company followed the cost method in accounting for this investment since its ownership interest was less than three percent. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which plan called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment and recognized a $1,093,000 loss which is included as a component of Other income, net, in the Consolidated Statement of Income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS (Unaudited).

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which contains a “safe harbor” for forward-looking statements upon which the Company relies in making such disclosures. These forward-looking statements are based on the Company’s current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including, but not limited to:

•	uncertainty regarding the Company’s future operating results;

•	the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales;

•	the cost of energy used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	the Company’s ability to increase sales of its own branded products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotional programs; and

•	uncertainty regarding the completion and effect of the proposed transactions described under “MERGER AND CONTRIBUTION AGREEMENT” below.

         Other factors that could cause actual results to differ from expectations are discussed in this “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3 – Qualitative and Quantitative Disclosures About Market Risk” below. The Company’s actual results could differ substantially from those anticipated in these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

         The following discussion should be read together with the Company’s consolidated financial statements and related notes thereto included elsewhere in this document and in “Item 5 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Company’s Report on Form 8-K filed on November 5, 2002 and in “Item 7A – Qualitative and Quantitative Disclosures About Market Risk” appearing in the Company’s 2001 Annual Report on Form 10-K.

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

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MERGER AND CONTRIBUTION AGREEMENT

         On June 16, 2002, the Company entered into an Agreement and Plan of Merger and Contribution (the Merger Agreement) with New December, Inc. (New Dreyer’s), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé’s United States frozen dessert business. The combination will result in both the Company and Nestlé Ice Cream Company, LLC (NICC), which holds Nestlé’s United States frozen dessert business, becoming wholly-owned subsidiaries of a newly formed Delaware corporation. This transaction will be recorded under the purchase method of accounting and will be treated as a reverse acquisition. Under reverse acquisition accounting, NICC will be deemed to be the acquirer for accounting purposes only, and the Company will be treated as the acquiree. As a result, the Company is expensing all merger transaction expenses as incurred. These expenses totaled $2,823,000 and $5,711,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.

         If the transactions contemplated by the Merger Agreement are completed, each non-Nestlé stockholder who holds shares of the Company’s common stock at the effective time of the merger will receive one share of class A callable puttable common stock of New Dreyer’s. Under the amended and restated certificate of incorporation of New Dreyer’s, subject to the terms set forth therein, the holders of New Dreyer’s class A callable puttable stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. New Dreyer’s class A callable puttable common stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning on January 1, 2007. For the contribution of its ownership interest of NICC Holdings, Nestlé will receive approximately 55 million shares of class B common stock of New Dreyer’s. The class B common shares are similar to the class A common shares, except that they lack the call and put features. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of class B common stock of New Dreyer’s. As of September 28, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the transactions contemplated by the Merger Agreement are completed, Nestlé will own approximately 67 percent of the diluted common stock of New Dreyer’s.

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

         Certain regulatory requirements must be complied with before the transactions contemplated by the Merger Agreement are completed. The Company and Nestlé are not aware of any material governmental consents or approvals that are required prior to the completion of the transactions other than those described below:

•	Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the transactions cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice, and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material, thereby extending the statutory waiting period until 30 days after the Company and Nestlé each substantially comply with this request, unless the waiting period is terminated earlier or extended with the consent of the Company and Nestlé. The Company and Nestlé are continuing to work closely with the FTC staff on its request.

•	On November 6, 2002, New Dreyer’s filed with the Securities and Exchange Commission (SEC) a Registration Statement on Form S-4 which included a proxy statement/prospectus pertaining to the transactions contemplated by the Merger Agreement. The SEC may choose to review the filing, and if it does so, it will typically provide comments within 30 days.

•	If the registration statement is declared effective by the SEC, and if the transactions contemplated by the Merger Agreement are completed, then all shares of New Dreyer’s class A callable puttable common stock received by the Company’s stockholders in the merger will be freely transferable, except that shares of New Dreyer’s class A callable puttable common stock received by persons who are deemed to be “affiliates” of the Company under the Securities Act of 1933, as amended (the 1933 Act), at the time of the special meeting of the Company’s stockholders, may be resold by such affiliates only in transactions permitted by Rule 145 under the 1933 Act or as otherwise permitted under the 1933 Act. Persons who may be deemed to be affiliates of the Company for such purposes generally include individuals or entities that control, are controlled by or are under common control with the Company and include the members of the Company’s board of directors.

         Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon consummation of the transactions contemplated by the Merger Agreement, subject to various other terms and conditions. While the Company intends to continue in these ventures and partner brand relationships, it can provide no assurance as to the potential actions of its business partners. Should any of the Company’s significant partners or suppliers choose to exit these arrangements in accordance with their rights to do so following the consummation, the Company may incur significant decreases in gross profit or be required to write-off certain assets as a result of the loss of these business partners.

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

         The Company adopted EITF 01-9 at the beginning of fiscal 2002. For the thirteen and thirty-nine weeks ended September 28, 2002, the Company presented the expenses described above of $65,881,000 and $176,589,000, respectively, as a reduction of net sales in accordance with this pronouncement. For the thirteen and thirty-nine weeks ended September 29, 2001, the Company retroactively reclassified expenses of $58,274,000 and $140,300,000, respectively. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses, with no effect on net income as previously reported.

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

         The following table reconciles reported net income available to common stockholders and the related per common share amounts to the corresponding adjusted net income and related per common share amounts. Adjusted net income and net income per common share amounts reflecting the exclusion of goodwill amortization of $655,000 ($1,100,000 net of tax of $445,000) and $1,942,000 ($3,193,000 net of tax of $1,251,000), respectively, for the thirteen and thirty-nine weeks ended September 29, 2001, respectively, follow:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

(In thousands, except per share amounts)	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

As reported	$10,334	$6,048	$23,330	$8,097

Goodwill amortization, net of tax		655		1,942

As adjusted	$10,334	$6,703	$23,330	$10,039

Per common share:

As reported-basic	$.30	$.18	$.67	$.26

Goodwill amortization, net of tax		.02		.06

As adjusted-basic	$.30	$.20	$.67	$.32

As reported-diluted	$.27	$.17	$.62	$.24

Goodwill amortization, net of tax		.02		.05

As adjusted-diluted	$.27	$.19	$.62	$.29

         In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified $52,997,000 of acquisition-related intangibles with indefinite lives to goodwill at the beginning of the first quarter of 2002. In accordance with this pronouncement, the corresponding prior year amounts were not retroactively reclassified. The remaining change in goodwill since December 29, 2001 consists of acquisition goodwill.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
	Percentage of Sales				Favorable (Unfavorable)

					Thirteen	Thirty-nine
					Weeks	Weeks
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Ended	Ended
					2002	2002
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,	Compared	Compared
	2002	2001	2002	2001	To 2001	To 2001

Net sales	100.0%	100.0%	100.0%	100.0%	6.1%	12.2%

Costs and expenses:

Cost of goods sold	85.4	88.7	86.9	88.8	(2.1)	(9.8)

Selling, general and administrative	9.3	8.0	8.6	9.0	(23.4)	(7.5)

Interest, net of amounts capitalized	0.5	0.8	0.5	1.0	30.8	35.8

Other expense (income)	(0.1)	(0.3)	—	(0.3)	(44.1)	(82.4)

Merger transaction expenses	0.7		0.5		NM	NM

	95.8	97.2	96.5	98.5	(4.5)	(10.0)

Income before income tax provision	4.2	2.8	3.5	1.5	62.3	156.0

Income tax provision	1.5	1.1	1.3	0.6	(49.1)	(135.1)

Net income	2.7	1.7	2.2	0.9	70.9	169.5

Accretion of preferred stock to redemption value				—		NM

Preferred stock dividends				—		NM

Net income available to common stockholders	2.7%	1.7%	2.2%	0.9%	70.9	188.1

Thirteen Weeks ended September 28, 2002 Compared with Thirteen Weeks ended September 29, 2001

         Consolidated net sales for the third quarter of 2002 increased $21,962,000, or six percent, to $383,598,000 from $361,636,000 for the same quarter last year.

         Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $4,929,000, or two percent, to $209,739,000 from $204,810,000 for the same quarter last year. Company brands represented 55 percent of consolidated net sales in 2002 compared with 57 percent in the same quarter last year. The products that led this increase were Dreyer’s and Edy’s® Grand Ice Cream and Whole Fruit™ Bars. The average price of company brands, net of the effect of trade promotion expenses, increased by five percent. Gallon sales of company brands, including novelties, decreased approximately 600,000 gallons, or two percent, to approximately 31,400,000 gallons.

         Net sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $17,033,000, or 11 percent, to $173,859,000 from $156,826,000 for the same quarter last year. This increase was driven primarily by increased sales of distributed novelty products (including a significant increase in sales of Silhouette Brands, Inc. (Silhouette) novelty products) and Ben & Jerry’s superpremium products. Sales of partner brands represented 45 percent of consolidated net sales compared with 43 percent in the same quarter last year. Average wholesale prices for partner brands increased approximately 14 percent. Unit sales of partner brands decreased by three percent over the same quarter last year.

         Cost of goods sold increased $6,604,000, or two percent, to $327,624,000 from $321,020,000 for the same quarter last year. The Company’s gross profit increased by $15,358,000, or 38 percent, to $55,974,000 from $40,616,000, representing a 14.6 percent gross margin compared with an 11.2 percent gross margin for the same quarter last year. The improvement in gross profit was primarily attributable to lower dairy raw material costs and higher volume, partially offset by increases in distribution expenses. During the third quarter of 2002, the decrease in dairy raw material costs accounted for a $16,200,000 pre-tax benefit (excluding the results of butter trading activities, which are included in other income, net and discussed below) as compared to the same quarter last year.

         Selling, general and administrative expenses increased $6,748,000, or 23 percent, to $35,632,000 from $28,884,000 for the same quarter last year. The increase in expenses from 2001 reflects higher marketing expenses and higher administrative expenses, partially offset by a $1,100,000 reduction in amortization of goodwill as a result of the adoption of SFAS No. 142. Selling, general and administrative expenses represented nine and eight percent of consolidated net sales in the third quarters of 2002 and 2001, respectively.

         Interest expense decreased $867,000, or 31 percent, to $1,947,000 from $2,814,000 for the same quarter last year, primarily due to lower interest rates.

         Other income, net, decreased $454,000, or 44 percent, to $575,000 from $1,029,000 for the same quarter last year. Other income, net, includes $746,000 of losses from butter trading activities. Decreases in other income, net, were partially offset by an increase in earnings from joint ventures accounted for under the equity method.

         Nestlé merger transaction expenses (discussed earlier) totaled $2,823,000 during the third quarter of 2002. The Company currently estimates that it will incur total merger transaction expenses, including costs to be incurred to close the transactions, in the range of $28,000,000 to $30,000,000.

         The income tax provision increased $1,914,000, or 49 percent, to $5,813,000 from $3,899,000 for the same quarter last year. The effective tax rate decreased to 36.0 percent from 39.2 percent for the same quarter last year due primarily to the reversal of income taxes provided in prior periods, the elimination of certain permanent differences in connection with the adoption of SFAS No. 142 and the utilization of certain income tax credits.

Thirty-nine Weeks ended September 28, 2002 Compared with Thirty-nine Weeks ended September 29, 2001

         Consolidated net sales for the first thirty-nine weeks of 2002 increased $114,350,000, or 12 percent, to $1,050,823,000 from $936,473,000 for the same period last year.

         Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $36,801,000, or seven percent, to $580,235,000 from $543,434,000 for the same period last year. Company brands represented 55 percent of consolidated net sales in 2002 compared with 58 percent in the same period last year. The products that led this increase were Dreyer’s and Edy’s® Grand Ice Cream, Whole Fruit™ Bars and the Company’s superpremium portfolio. The average price of company brands, net of the effect of trade promotion expenses, increased by three percent. Gallon sales of company brands, including novelties, increased approximately 3,500,000 gallons, or four percent, to approximately 88,600,000 gallons.

         Net sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s, increased $77,549,000, or 20 percent, to $470,588,000 from $393,039,000 for the same period last year. This increase was driven largely by increased sales of distributed novelty products (including a significant increase in sales of Silhouette novelty products), Ben & Jerry’s superpremium products and Healthy Choice ice cream. Sales of partner brands represented 45 percent of consolidated net sales compared with 42 percent in the same period last year. Average wholesale prices for partner brands increased approximately 13 percent. Unit sales of partner brands increased by six percent over the same period last year.

         Cost of goods sold increased $81,514,000, or ten percent, to $912,650,000 from $831,136,000 for the same period last year. The Company’s gross profit increased by $32,836,000, or 31 percent, to $138,173,000 from $105,337,000, representing a 13.1 percent gross margin compared with an 11.2 percent gross margin for the same period last year. The improvement in gross profit was primarily attributable to lower dairy raw material costs and higher volume, partially offset by increases in distribution expenses. During the first thirty-nine weeks of 2002, the decrease in dairy raw material costs accounted for a $29,500,000 pre-tax benefit (excluding the results of butter trading activities, which are included in other income, net, and are discussed below) as compared to the same period last year.

         Selling, general and administrative expenses increased $6,356,000, or eight percent, to $90,560,000 from $84,204,000 for the same period last year. The increase in expenses from 2001 reflects higher administrative expenses and higher marketing expenses, partially offset by a $3,193,000 reduction in amortization of goodwill as a result of the adoption of SFAS No. 142. Selling, general and administrative expenses represented nine percent of consolidated net sales in each of the first thirty-nine weeks of 2002 and 2001.

         Interest expense decreased $3,257,000, or 36 percent, to $5,835,000 from $9,092,000 for the same period last year, primarily due to lower interest rates.

         Other income, net, decreased $1,812,000, or 82 percent, to $386,000 from $2,198,000 for the same period last year. Other income, net, includes $2,065,000 of losses from butter trading activities and a $1,093,000 impairment of an investment in Momentx Corporation (Momentx), an e-market solution provider for the dairy, food and beverage industries. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which plan called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment. Decreases in other income, net, were partially offset by an increase in earnings from joint ventures accounted for under the equity method.

         Nestlé merger transaction expenses (discussed earlier) totaled $5,711,000 during the first thirty-nine weeks of 2002. The Company currently estimates that it will incur total merger transaction expenses, including costs to be incurred to close the transactions, in the range of $28,000,000 to $30,000,000.

         The income tax provision increased $7,541,000, or 135 percent, to $13,123,000 from $5,582,000 for the same period last year. The effective tax rate decreased to 36.0 percent from 39.2 percent for the same period last year due primarily to the reversal of income taxes provided in prior periods, the elimination of certain permanent differences in connection with the adoption of SFAS No. 142 and the utilization of income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 28, 2002 increased $9,339,000 from year-end 2001. The Company’s cash flows from operating activities increased to $39,336,000 from $11,888,000 for the same period last year. Cash flows from operating activities for 2002 primarily consisted of net income of $23,330,000, depreciation and amortization of $26,067,000, and an increase in accounts payable and accrued liabilities of $17,854,000, partially offset by an increase in trade accounts receivable of $26,919,000. Cash flows from operating activities for 2001 primarily consisted of net income of $8,657,000, depreciation and amortization of $26,940,000, and an increase in accounts payable and accrued liabilities of $42,353,000, partially offset by an increase in trade accounts receivable of $52,241,000.

         Cash flows used in investing activities totaled $40,397,000 and $32,689,000, in 2002 and 2001, respectively. Cash flows used in investing activities primarily consisted of property, plant and equipment purchases of $37,927,000 and $29,218,000, in 2002 and 2001, respectively.

         Cash flows from financing activities totaled $1,270,000 and $20,609,000, in 2002 and 2001, respectively. Cash flows from financing activities for 2002 primarily consisted of issuance of common stock of $9,351,000 partially offset by cash dividends paid of $6,230,000 and repurchases and retirements of common stock of $1,752,000. Cash flows from financing activities for 2001 primarily consisted of a net increase of $42,700,000 in the revolving line of credit, partially offset by repayments of debt totaling $22,186,000.

         At September 28, 2002, the Company had $1,859,000 in cash and cash equivalents, and an unused credit line of $120,000,000. As discussed earlier, the Company currently estimates that it will incur total merger transaction expenses, including costs to be incurred to close the transactions, in the range of $28,000,000 to $30,000,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements, including the merger transaction expenses. In connection with the transactions contemplated by the Merger Agreement, the Company is currently in the process of negotiating modifications to its revolving line of credit agreement, including modifications relating to dividends permitted under such credit agreement.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         This Item 3 should be read in conjunction with Item 7A of the Company’s 2001 Annual Report on Form 10-K and in conjunction with Item 2 above.

         Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. The Company has elected to not treat its investment in butter as a hedge for accounting purposes. Consequently, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other income, net. During the thirteen and thirty-nine weeks ended September 28, 2002, the Company marked its butter investments to market and recorded losses of $746,000 and $2,065,000, respectively.

         During the thirteen and thirty-nine weeks ended September 28, 2002, the decrease in dairy raw material costs accounted for a $16,200,000 pre-tax benefit and a $29,500,000 pre-tax benefit (excluding the results of butter trading activities), respectively, as compared to the thirteen and thirty-nine weeks ended September 29, 2001, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II:    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Second Amendment dated October 18, 2002 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Report on Form 8-K was filed on August 7, 2002, reporting the submission of sworn statements by the Company’s Principal Executive Officer and Principal Financial Officer to the SEC pursuant to SEC Order No. 4-460.

A Report on Form 8-K was filed on October 25, 2002, reporting an amendment to the Merger and Contribution Agreement dated June 16, 2002, to change the name of the holding company resulting from the transactions contemplated by the Merger and Contribution Agreement from “Dreyer’s Grand Ice Cream, Inc.” to “Dreyer’s Grand Ice Cream Holdings, Inc.” and to report the anticipated filing of the proxy statement/prospectus.

A Report on Form 8-K was filed on November 5, 2002 which includes the information in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data appearing in the Company’s Form 10-K for the fiscal year ended December 29, 2001, giving effect to the adoption of the provisions of certain new accounting pronouncements.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: November 12, 2002	By:	/s/ Timothy F. Kahn

Timothy F. Kahn
Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, T. Gary Rogers, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Dreyer’s Grand Ice Cream, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ T. Gary Rogers
T. Gary Rogers
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 12, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Timothy F. Kahn, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Dreyer’s Grand Ice Cream, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Timothy F. Kahn
Timothy F. Kahn
Vice President — Finance and Administration and
Chief Financial Officer

Dated: November 12, 2002

DREYER’S GRAND ICE CREAM, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Second Amendment dated October 18, 2002 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.