Form 10-K/A
period 2001-12-29
DREYERS GRAND ICE CREAM INC
filed 2003-02-04
CIK 352305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

     This Form 10-K/A amends the biographical description of Tim Kahn provided under “Executive Officers of the Registrant” and adds additional information regarding revenue and expense line items discussed under Item 7.

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

     Mr. Kahn has served as Vice President — Finance and Administration and Chief Financial Officer of the Company since March 1998. From 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., including Pizza Hut, Inc., and from November 1997 to February 1998 was employed by Tricon, Inc., following PepsiCo’s spin-off of Pizza Hut to Tricon.

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

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $48,216,000, or six percent, to $888,572,000 from $840,356,000 for 2000. Company brands represented 63 percent of consolidated sales in 2001 compared with 70 percent in 2000. The increase in dollar sales of company brands resulted from higher unit sales and higher average wholesale prices. Gallon sales of the Company’s branded products increased 3,000,000 gallons, or three percent, to approximately 112,000,000 gallons. The products that led this volume increase were premium Dreyer’s and Edy’s Grand Ice Cream and Whole Fruit™ Bars. These products contributed approximately 3,900,000 gallons and 600,000 gallons, respectively, to the volume increase, although these increases were partially offset by decreased gallon sales of various other company brands. The average price for the Company’s branded products increased approximately three percent, before the effect of increased trade promotion expenses of $34,855,000, the majority of which are presently classified as selling, general and administrative expenses. This increase was due to the effect of higher wholesale prices, partially offset by a shift in mix to lower-priced products. The Company’s portfolio of branded products held an 18.6 percent dollar share of all packaged ice cream sold in the grocery channel in 2001 compared to 18.6 percent in 2000.

     Sales of products distributed for other manufacturers (partner brands) increased $157,126,000, or 44 percent, to $511,126,000 from $354,000,000 for 2000. Sales of partner brands represented 37 percent of consolidated sales in 2001 compared with 30 percent in 2000. The increase in dollar sales was primarily attributable to a 95 percent increase in sales of Ben & Jerry’s® superpremium products (Ben & Jerry’s®) over 2000. The Company began distributing Ben & Jerry’s® to a larger distribution territory in March 2001 and distributes Ben & Jerry’s® for the grocery channel in all of the Company’s company-owned markets across the country. In addition, the acquisition of independent distributors in 2000, excluding sales of Ben & Jerry’s®, contributed $41,836,000 to the increase. The average price for partner brands increased approximately nine percent, while unit sales increased 9,400,000 gallons, or 33 percent.

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

     Selling, general and administrative expenses increased $38,274,000, or 15 percent, to $294,013,000 from $255,739,000 for 2000. Selling, general and administrative expenses, as a percentage of consolidated sales, remained relatively unchanged at 21 percent for both 2001 and 2000. The dollar increase in selling, general and administrative expenses primarily reflects increased trade and consumer promotion spending of $31,972,000 and, to a lesser extent, a net increase in administrative expenses of $5,365,000. Increased trade and consumer promotion spending reflect both growth in the Company’s core brands and the impact of acquisitions made in 2000.

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

     Sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $110,836,000, or 15 percent, to $840,356,000 from $729,520,000 for 1999. Company brands represented 70 percent of consolidated sales in 2000 compared with 66 percent in 1999. The increase in sales of company brands resulted from higher unit sales, particularly sales of higher-priced products, and from higher average wholesale prices. Gallon sales of the Company’s branded products increased 9,000,000 gallons, or nine percent, to approximately 109,000,000 gallons. The products that led this volume increase were the co-branded M&M/Mars line, superpremium DreameryTM Ice Cream, premium Dreyer’s and Edy’s Grand Ice Cream® and Whole Fruit™ Bars. These products contributed approximately 5,300,000 gallons, 1,700,000 gallons, 1,500,000 gallons and 400,000 gallons, respectively, to the volume increase. The average price for the Company’s branded products increased approximately six percent, before the effect of increased trade promotion expenses of $14,900,000, the majority of which are presently classified as selling general and administrative expenses. This increase in average price was due to the combined effect of higher wholesale prices and a shift in mix to higher-priced products. The Company’s portfolio of branded products held an 18.6 percent dollar share of all packaged ice cream sold in the grocery channel in 2000 compared to 17.1 percent in 1999.

     Sales of products distributed for other manufacturers (partner brands) decreased $16,297,000, or four percent, to $354,000,000 from $370,297,000 for 1999. Sales of partner brands represented 30 percent of consolidated sales in 2000 compared with 34 percent in 1999. The primary cause of the decrease in partner brand sales for 2000 was that the Company began distributing Ben & Jerry’s in a smaller geographic area during September 1999, and sales of Ben & Jerry’s decreased 39 percent over 1999. Average prices for partner brands increased approximately two percent, while unit sales decreased approximately 1,800,000 gallons, or six percent.

     Cost of goods sold increased $51,505,000, or six percent, as compared with 1999, while the gross margin increased to 26 percent from 24 percent. The gross profit improvement of $43,034,000 was primarily the result of higher unit sales of the Company’s established brands, increased sales of higher-margin products, comparatively lower dairy raw material costs and higher average prices. The gross profit improvement attributable to higher net unit sales of the Company’s established brands was $33,241,000. Sales of higher-margin products improved gross profit by $24,470,000. The impact of the decrease in dairy raw material costs favorably impacted gross profit in 2000 by approximately $9,300,000 as compared to 1999. The effect of these positive factors more than offset the loss of distribution gross profit of $12,000,000 from Ben & Jerry’s® sales (see “The Strategic Plan” above).

     Other income increased $1,668,000, or 80 percent, to $3,758,000 from $2,090,000 for 1999 due to an increase in brokerage income partially offset by a decrease in earnings from joint ventures accounted for under the equity method.

     Selling, general and administrative expenses increased $20,593,000, or nine percent, to $255,739,000 from $235,146,000 for 1999. Selling, general and administrative expenses as a percentage of consolidated sales remained relatively unchanged at 21 percent for both 2000 and 1999. This dollar increase primarily reflects increased marketing and trade promotion spending of $19,350,000 related primarily to the ongoing support of the DreameryTM line and the Dreyer’s and Edy’s premium portfolio and, to a lesser extent, a net increase in administrative expenses. The net increase in administrative expenses was primarily attributable to an increase in professional fees of $1,833,000, the majority of which consisted of costs associated with the Company’s earlier bid to acquire Ben & Jerry’s Homemade, Inc. and the subsequent negotiations of the national distribution agreement.

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

     The activity in the three stock option plans for each of the three years in the period ended December 29, 2001 follows:

	Options
	Available	Options	Weighted-Average
	for Grant	Outstanding	Price Per Share
(In thousands, except per share amounts)
Balances at December 26, 1998	759	4,361	$15.41
Authorized	2,000
Granted	(1,171)	1,171	12.47
Exercised		(334)	13.18
Canceled	125	(125)	14.31

Balances at December 25, 1999	1,713	5,073	14.91
Granted	(988)	988	17.80
Exercised		(162)	14.84
Canceled	118	(118)	16.01
Expired	(253)

Balances at December 30, 2000	590	5,781	15.38
Authorized	848
Granted	(780)	780	31.02
Exercised		(403)	13.50
Canceled	15	(15)	20.49

Balances at December 29, 2001	673	6,143	17.48

     Significant option groups outstanding at December 29, 2001 and related weighted-average exercise price per share and life information follows:

(In thousands, except years and per share amounts)

	Options Outstanding			Options Exercisable

Exercise			Weighted-Average
Price		Weighted-Average	Remaining	Options	Weighted-Average
Range	Options Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

$9.75-13.75	2,162	$12.48	5.8	1,528	$12.52
14.09-19.75	2,537	16.12	6.1	1,490	15.48
21.44-31.13	1,444	27.36	7.9	409	23.36

	6,143			3,427

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2002

SCHEDULE II

DREYER’S GRAND ICE CREAM, INC.

VALUATION AND QUALIFYING ACCOUNTS
(table and footnotes in thousands)

			Additions
	Balance at		Charged to				Balance at
	Beginning		Costs and				End
Description	of Period		Expenses		Deductions		of Period

Fiscal year ended December 25, 1999:
Allowance for doubtful accounts	$5,710	(3)	$857		$852	(1)	$5,715	(3)
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	36,073		3,908		1,198	(2)	38,783
Restructuring and other accruals	3,566				3,177	(4)	389

	$45,349		$4,765		$5,227		$44,887

Fiscal year ended December 30, 2000:
Allowance for doubtful accounts	$5,715	(3)	$2,175	(6)	$5,279	(5)	$2,611	(6)
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	38,783		5,275				44,058
Restructuring and other accruals	389				389

	$44,887		$7,450		$5,668		$46,669

Fiscal year ended December 29, 2001:
Allowance for doubtful accounts	$2,611	(6)	$587		$2,174	(1)	$1,024
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	44,058		5,289				49,347

	$46,669		$5,876		$2,174		$50,371

(1)	Write-off of receivables considered uncollectible.

(2)	Removal of fully-amortized assets.

(3)	Includes a bad debt allowance of $5,000 for trade accounts receivable from an independent distributor in Texas.

(4)	Includes a $1,315 reversal of the 1998 restructuring provision of $2,258 related to the outsourcing of the Grand Soft equipment manufacturing business.

(5)	Includes the write-off of trade accounts receivable from an independent distributor in Texas referred to in (3) above.

(6)	Includes a bad debt provision of $1,602 for uncollectible receivables from the bankruptcy of a major grocery retailer in the Northeast.

(c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 2.1(11))

2.2	First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc., amending Exhibit 2.1 (Exhibit 2.1(12))

3.1	Certificate of Incorporation of Dreyer’s Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock (Exhibit 3.1(12))

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock (Exhibit 3.2(13))

3.3	By-laws of Dreyer’s Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit 3.2(12))

4.1	Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer’s Grand Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(4))

4.2	Registration Rights Agreement dated as of June 30, 1993 among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, and GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit 4.1(8))

4.3	Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 4.2 (Exhibit 4.1(10))

4.4	First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and First Interstate Bank of California (as successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit 4.1(12))

4.5	Registration Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 4.2(12))

4.6	Second Amendment to Amended and Restated Rights Agreement dated March 17, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, (as successor Rights Agent to Bank of California), amending Exhibit 4.1 (Exhibit 10.1 (16))

4.7	Third Amendment to Amended and Restated Rights Agreement dated May 15, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent, amending Exhibit 4.1 (Exhibit 10.1 (18))

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8 (1))

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc., (Exhibit 10.2 (13))

10.3*	Form of Indemnification Agreement between Dreyer’s Grand Ice Cream, Inc. and each officer and director of Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.47(2))

10.4	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(3))

10.5	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit 10.4 (Exhibit 10.53(3))

10.6*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(9))

10.7*	Description of Dreyer’s Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit 10.57(6))

10.8*	Dreyer’s Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38(9))

10.9	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(14))

10.10	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(17))

10.11	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc.,

Exhibit
Number	Description

amending Exhibits 10.2 and 10.4 (Exhibit 10.30(17))

10.12	$15,000,000 7.68% Series A Senior Notes Due 2002, $15,000,000 8.06% Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company (Exhibit 10.1(15))

10.13	First Amendment dated as of November 17, 1998 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.12. (Exhibit 10.37 (19))

10.14	Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., or the Banks party to the agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager (Exhibit 10.1 (20))

10.15**	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(23))

10.16*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended. (Exhibit 10.16 (24))

10.17	First Amendment dated April 19, 2001 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager, amending Exhibit 10.14. (Exhibit 10.1 (21))

10.18	Second Amendment dated as of September 26, 2001 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of the Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.16 to the 2000 Annual Report on Form 10-K, amending Exhibit 10.13 (Exhibit 10.1 (22))

21	Subsidiaries of Registrant (Exhibit 21 (24)).

23	Consent of Independent Accountants.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)(3).
* *	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988 filed on March 31, 1989.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on March 20, 1991.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 29, 1990 filed on March 29, 1991.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1992 filed on March 26, 1993.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on June 25, 1993.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended on June 26, 1993 filed on August 10, 1993.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed on May 10, 1994.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 9, 1994.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed on August 9, 1994.

(13)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(14)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(15)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 filed on August 13, 1996.

(16)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K/A filed on March 21, 1997.

(17)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(18)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 19, 1997.

(19)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1998 filed on March 26, 1999.

(20)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2000 filed on November 7, 2000.

(21)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001.

(22)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001.

(23)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.
(24)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001 filed on March 28, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

By:	/s/ T. GARY ROGERS

(T. Gary Rogers) Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 4, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GARY ROGERS (T. Gary Rogers)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2003

/s/ WILLIAM F. CRONK, III (William F. Cronk, III)	President and Director	February 4, 2003

/s/ EDMUND R. MANWELL (Edmund R. Manwell)	Secretary and Director	February 4, 2003

/s/ TIMOTHY F. KAHN (Timothy F. Kahn)	Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 4, 2003

/s/ JEFFREY P. PORTER (Jeffrey P. Porter)	Corporate Controller (Principal Accounting Officer)	February 4, 2003

/s/ JAN L. BOOTH (Jan L. Booth)	Director	February 4, 2003

/s/ ROBERT A. HELMAN (Robert A. Helman)	Director	February 4, 2003

/s/ M. STEVEN LANGMAN (M. Steven Langman)	Director	February 4, 2003

/s/ JOHN W. LARSON (John W. Larson)	Director	February 4, 2003

/s/ TIMOTHY P. SMUCKER (Timothy P. Smucker)	Director	February 4, 2003

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Not applicable.