Form 10-K
period 2002-12-30
DREYERS GRAND ICE CREAM INC
filed 2003-03-28
CIK 352305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-14190

Dreyer’s Grand Ice Cream, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 94-2967523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5929 College Avenue, Oakland, California 94618

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (510) 652-8187

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

Not applicable	Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 29, 2002 (based on the average of the high and low prices of the Common Stock on June 28, 2002, as reported by Nasdaq) was approximately $1,436,500,563. The aggregate market value calculation excludes the aggregate market value of shares beneficially owned by the executive officers and directors of the registrant and holders affiliated with them. This determination of affiliate status is not necessarily a conclusive determination that such persons are affiliates for any other purposes.

      As of March 20, 2003, the latest practicable date, 35,036,152 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Dreyer’s Grand Ice Cream, Inc. definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 21, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer’s Grand Ice Cream, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

Forward-Looking Statements.

      This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream, Inc. (the Company) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (SEC) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K.

      These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by these forward-looking statements. You should understand that various factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K, could affect the future results of the Company, and could cause results to differ materially from those expressed in these forward-looking statements, including, but not limited to:

•	risk factors described under the “Risks and Uncertainties” section in Item 7;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	existing and future governmental regulations resulting from the events of September 11, 2001, and any military actions which could affect commodity and service costs to the Company; and

•	uncertainty regarding the completion and effect of the proposed transactions with Nestlé described in “Recent Events” below.

      Other factors that could cause actual results to differ from expectations are discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 7A — Qualitative and Quantitative Disclosures About Market Risk”. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference in this Annual Report on Form 10-K, the dates of those documents. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

      The following discussion should be read together with the Company’s consolidated financial statements and related notes thereto included elsewhere in this document and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Website Access to Reports.

      The Company’s website address is http://www.dreyersinc.com. The Company’s SEC filings, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as reasonably practicable after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the links provided under “Financial Information” or “SEC Edgar Filings” in the Investors section of the Company’s website. In addition, the Company will voluntarily provide paper copies of its filings free of charge, upon request, when the printed version becomes available. The request should be directed to Dreyer’s Grand Ice Cream, Inc., Attn: Investor Relations, 5929 College Avenue, Oakland, CA 94618-1391.

PART I

Item 1.	Business.

Recent Events

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended, (the Merger Agreement), with New December, Inc. (New Dreyer’s), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé Ice Cream Company, LLC (NICC), the Nestlé affiliate which holds Nestlé’s United States frozen dessert business. The combination will result in both the Company and NICC becoming wholly-owned subsidiaries of New Dreyer’s, a Delaware corporation formed by the Company to effect the transactions contemplated by the Merger Agreement (the Merger).

      A Registration Statement on Form S-4 was filed by New Dreyer’s with the SEC in connection with the Merger and was declared effective on February 14, 2003. A proxy statement/prospectus for a Special Meeting of Stockholders (Special Meeting) to vote on the Merger was mailed on February 18, 2003 to the Company’s stockholders of record as of January 29, 2003. On March 20, 2003, the Special Meeting was held and the Company’s stockholders approved the Merger Agreement and the Merger.

      If the Merger is completed, each stockholder (other than Nestlé and its affiliates) who holds shares of the Company’s common stock at the effective time of the Merger will receive one share of Class A Callable Puttable Common Stock of New Dreyer’s for each share of the Company’s common stock. Subject to the terms and conditions of the amended and restated certificate of incorporation of New Dreyer’s, the holders of New Dreyer’s Class A Callable Puttable Common Stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. The New Dreyer’s Class A Callable Puttable Common Stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning on January 1, 2007 and ending on June 30, 2007. At the effective time of the Merger, NICC Holdings will contribute all of its ownership interest of NICC to New Dreyer’s and will receive in exchange for such contribution, 55,001,299 shares of Class B Common Stock of New Dreyer’s. The Class B Common Stock is similar to the Class A Callable Puttable Common Stock, except that it lacks the call and put features and has additional voting rights. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of Class B Common Stock of New Dreyer’s. As of December 28, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the Merger is completed, Nestlé and its affiliates will own approximately 67 percent of New Dreyer’s common stock on a diluted basis.

      In addition, if the Merger is completed, each outstanding option to purchase the Company’s common stock under the Company’s existing stock option plans will, at the completion of the Merger, be converted into an option to acquire:

•	prior to the date that New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or prior to the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., that number of shares of New Dreyer’s Class A Callable Puttable Common Stock equal to the number of shares of the Company’s common stock subject to the option immediately prior to the completion of the Merger, at the price or prices per share in effect immediately prior to the completion of the Merger.

•	at or after the date New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or after the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., the same consideration that the holder of the options would have received had the holder exercised the stock options prior to the redemption or short form merger and received consideration in respect of the shares of Class A Callable Puttable Common Stock under the redemption or short form merger at the price or prices in effect at that time.

The New Dreyer’s stock options will otherwise be subject to the same terms and conditions applicable to the original options to purchase the Company’s common stock immediately prior to the completion of the Merger.

      Certain regulatory requirements must be satisfied before the Merger is completed. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the Merger cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice (the Antitrust Division), and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material. Both the Company and Nestlé declared substantial compliance with the FTC’s request by December 26, 2002. On February 25, 2003, the Company announced that the Company and Nestlé committed to the FTC not to close the Merger without first giving 20 days written notice to the FTC of an intent to close, and that in no event would the parties give such notice to the FTC in a manner that would permit the Merger to close prior to March 31, 2003.

      In an effort to address concerns of the FTC arising out of the Merger, on March 3, 2003, the Company and NICC entered into an agreement with Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc., for the sale and purchase of certain ice cream assets of Dreyer’s and certain distribution assets of NICC (the Sale Agreement). Under the terms of the Sale Agreement, the Company agreed to sell to Integrated Brands the Dreamery® and Whole Fruit™ Sorbet brands and, subject to the receipt of the required consent by Godiva Chocolatier, Inc. (Godiva), to assign the license for the Godiva® ice cream brand, and NICC agreed to sell to Integrated Brands its distribution assets in the states of Oregon, Washington and Florida and in the metropolitan areas of the San Francisco Bay Area, Southern California (Los Angeles and San Diego), Baltimore/ Washington, D.C., Philadelphia, Delaware Valley Area (PA) and Central/ Southern New Jersey. The Sale Agreement also contemplates that, when the sale closes, the parties will enter into other ancillary agreements related to the manufacture and distribution of ice cream products. The sale to Integrated Brands will be completed only if the Merger is completed.

      On March 4, 2003, the FTC authorized its staff to commence legal action and seek a preliminary injunction to block the Merger pending trial. The Company, NICC, Nestlé and the FTC are discussing the terms of the proposed sale to Integrated Brands in order to address concerns expressed by the FTC. Depending on the outcome of these discussions, the Company, NICC and Nestlé may agree with the FTC to certain conditions relating to the Sale Agreement or other matters.

      A substantial delay in obtaining satisfactory approvals and consents from the FTC to close the Merger or the insistence upon unfavorable terms or conditions by the FTC, such as significant asset dispositions, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, or may result in the Company, NICC and Nestlé litigating with a governmental agency, or possibly cause the parties to the Merger Agreement to abandon the Merger. As a result, there can be no assurance that the Merger will close.

      Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon completion of the Merger, subject to various other terms and conditions. The Company can provide no assurance as to the potential actions of these business partners. Should any of the Company’s significant partners or suppliers choose to terminate these arrangements in accordance with their rights to do so following the completion of the Merger, the Company may incur significant decreases in gross profit and/or be required to write-off certain assets as a result of the loss of these business partners. Unilever United States, Inc. (Unilever) has announced that it may decide to sell Ben & Jerry’s® through the grocer’s warehouse instead of through the Company’s distribution system after completion of the Merger. However, under the terms of the Company’s agreement with Unilever, Unilever must give the Company at least nine months notice after completion of the Merger to terminate its agreement with the Company.

      If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. As such, the Company’s current Strategic Plan discussed below will not necessarily be the strategic plan of New Dreyer’s. In addition, if any of the

Company’s joint venture partners or partner brand manufacturers terminate their arrangements with the Company because of the completion of the Merger, aspects of the Company’s Strategic Plan will not be applicable. Finally, if the Merger is not completed, the Company may also change many elements of its Strategic Plan.

      The Merger will be accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC will be deemed to be the acquirer and the Company will be deemed to be the acquiree. As a result, the Company is charging to expense all costs related to the Merger as incurred. These expenses totaled $10,561,000 in 2002. The Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $34,000,000.

General

      Dreyer’s Grand Ice Cream, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, sometimes referred to herein as Dreyer’s or “the Company”. The Company, successor to the original Dreyer’s Grand Ice Cream business, was originally incorporated in California on February 23, 1977 and reincorporated in Delaware on December 28, 1985.

      Dreyer’s manufactures and distributes ice cream and other frozen dessert products. Since 1977, Dreyer’s has developed from a specialty ice cream sold principally in selected San Francisco Bay Area grocery and ice cream stores to a broad line of ice cream and other frozen dessert products sold under the Dreyer’s and Edy’s® brand names in approximately 92 percent of the retail outlets serving the households in the United States. The Dreyer’s line of products are available in the 13 western states, Texas and certain markets in the Far East and South America. The Company’s products are sold under the Edy’s brand name throughout the remaining regions of the United States and certain markets in the Caribbean and Europe. The Dreyer’s and Edy’s line of ice cream and related products are distributed through a direct-store-delivery system further described below under the caption “Marketing, Aggregated Segments, Sales and Distribution.” These products are relatively expensive and are sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Dreyer’s and Edy’s brands enjoy strong consumer recognition and loyalty. The Company also manufactures and/or distributes branded ice cream and frozen dessert products of other companies.

Markets

      Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of “private label” ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants resulting in less demand for the ice cream supplied by independent dairies. As a result, independent premium brands, such as the Company’s, are normally stocked by major grocery chains.

      While many foodservice operators, including hotels, schools, hospitals and other institutions, buy ice cream primarily on the basis of price, there are others in the foodservice industry who purchase ice cream based on its quality. Operators of ice cream shops wanting to feature a quality brand, restaurants that include an ice cream brand on their menu and clubs or chefs concerned with the quality of their fare are often willing to pay for Dreyer’s quality, image and brand identity.

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

      The Company’s premium product line includes Dreyer’s and Edy’s Grand® Ice Cream, its flagship product. This ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product is complemented by Dreyer’s and Edy’s Homemade Ice Cream, a heavier and sweeter line of ice creams, and the Company’s “better for you” products including Frozen Yogurt, Grand Light, No Sugar Added and Fat Free ice creams. The Company believes these better for you products are well-positioned in the market where products are characterized by lower levels of fat, sugar and cholesterol than those of regular ice cream. The Company’s premium product line also includes M&M/ Mars ice cream products that are manufactured and distributed under a joint venture with M&M/ Mars, a division of Mars, Incorporated.

      The Company’s superpremium product line includes Dreyer’s and Edy’s Dreamery Ice Cream, Whole Fruit Sorbet, Starbucks® Ice Cream and Godiva Ice Cream. The Company manufactures and distributes Starbucks Ice Cream products under a joint venture with Starbucks Corporation (Starbucks), and Godiva Ice Cream under a long-term license with Godiva.

      The Company also produces and markets Grand Soft®, a premium soft serve product. The Company’s novelty line features Whole Fruit Bars, Starbucks Frappuccino® Bars, Dreyer’s and Edy’s Ice Cream Bars and Sundae Cones.

      The Company’s product lines now include approximately 151 flavors. Some flavors are seasonal and are produced only as a featured flavor during particular months. The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and intensity of consumer response.

      The Company holds registered trademarks on many of its products. Dreyer’s believes that consumers associate the Company’s trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are currently not significant, nor have they been significant in the past.

      In addition to its company brand products, the Company also distributes products for other manufacturers (partner brands). The most significant partner brand relationships for the Company, in terms of 2002 sales, are those with Unilever (Ben & Jerry’s and Good Humor®-Breyers® products), ConAgra Foods, Inc. (Healthy Choice® products), Silhouette Brands, Inc. (distributed novelty products) and NICC (Häagen-Dazs® and Nestlé products). See “Recent Events” for additional information regarding the Company’s arrangements with manufacturers of partner brands.

Marketing, Aggregated Segments, Sales and Distribution

The Strategic Plan

      In 1994, the Company adopted a strategic plan to accelerate sales of its brands throughout the country (the Strategic Plan). The Strategic Plan could potentially change as described in “Recent Events” above. The objective of the Strategic Plan was to build high-margin brands with leading market shares, through investments in effective consumer marketing activities, and through expansion and improvement of the Company’s direct-store-distribution network to national scale. The potential benefits of the Strategic Plan are increased market share and future earnings above levels that would have been attained in the absence of the Strategic Plan.

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

      Although the Strategic Plan places primary emphasis on expanding sales of the Company’s own brands, the Company also increased its business of distributing products for other manufacturers (partner brands) such as Unilever, ConAgra Foods, Inc., Silhouette Brands, Inc. and NICC. In 1999, Ben & Jerry’s, one of the Company’s more significant partner brands, transferred slightly more than half of its distribution business with the Company to another distributor. In March 2001, the Company resumed distribution for Ben & Jerry’s in all of the original markets, as well as additional markets, under a new long-term agreement.

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

      The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be realized. Specific factors that might cause a shortfall in the Strategic Plan benefits include, but are not limited to, the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales; the cost of dairy raw materials and other commodities used in the Company’s products; competitors’ marketing and promotion responses; market conditions affecting the prices of the Company’s products; the Company’s ability to increase sales of its own branded products; and responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs. See “Recent Events” above for additional information regarding facts that may affect the Strategic Plan.

Marketing

      The Company’s marketing strategy is based upon management’s belief that a significant number of people prefer a quality product and quality image in ice cream just as they do in other product categories. A quality image is communicated in many ways – taste, packaging, flavor selection, price and often through advertising and promotion. If consistency in the product’s quality and image are strictly maintained, a brand can develop a clearly defined and loyal consumer following. It is the Company’s goal to develop such a consumer following in each major market in which it does business.

Premium and Superpremium Products and Channel Development

      The packaged ice cream category, which is the Company’s primary market, may be characterized as composed of three main categories: low-priced brands; premium brands; and superpremium brands. These categories are primarily distinguished by a broad range of retail price differences, and also by the quantity and quality of ingredients and by packaging. The category is relatively fragmented among national and regional competitors in comparison with many other food categories. The Company believes that its key competitive advantages lie in its capabilities in marketing and product development and in the breadth of its product line.

      The Company sells brands that compete in the premium and superpremium categories, but, in general, does not compete in the low-price category of the market that is largely dominated by grocer-owned private label brands. The Company’s original brands were in the premium category. As part of the Strategic Plan, the Company has expanded the number of brands it offers in the premium category, and has made a significant entry into the superpremium category, which is characterized by significantly higher gross margins. Prior to 1998, certain provisions in the distribution agreement with Ben & Jerry’s restricted the Company’s capability to launch competitive superpremium products; since that time, the Company has had no such restrictions.

      As part of its strategy of expanding sales and offering innovative new brands, the Company has reached several joint venture and license agreements with other companies. These companies have successful and highly recognized brand names in other food categories, and they and the Company have entered into these agreements to create incremental sales through the introduction of ice cream products under these brand names. These agreements include joint ventures with Starbucks and M&M/ Mars, as well as a license agreement with Godiva. All of these agreements are of a long-term nature, and the Company characterizes these ice cream brands, taken together with the brands that it owns outright, as company brands.

Direct-Store-Distribution Network

      Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery distribution network to distribute the Company’s products directly to the retail ice cream cabinet by either the Company’s own personnel or independent distributors who primarily distribute the Company’s products. This store level distribution allows service to be tailored to the needs of each store. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company’s products are sold. Under the Strategic Plan, the Company’s distribution network has been significantly expanded to where the Company’s products are available to approximately 92 percent of the retail outlets serving the households in the United States. This distribution network is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

      The Company refers to its distribution system as “direct-store-service”, to distinguish the value-added activities provided to consumers and retail customers from the more traditional “distribution” activities. Part of this service is the expansion of “scan-based trading” with major retailers. Under this program, the Company reaches agreements with major supermarket chains under which the Company maintains and owns the inventory of its products in each store, and is paid by the supermarket based on the actual volume sales to consumers each week. This program involves the electronic transfer of sales data from the supermarket to the Company. Because faster payments roughly offset higher inventory levels, this program has not significantly impacted the Company’s working capital, but has the potential to result in significantly lower per-unit distribution costs.

      In connection with the expansion of the Company’s distribution network, the Company has acquired various distributors. On February 9, 2000, the Company purchased the remaining 84 percent of the outstanding common stock of Cherokee Cream Company, Inc., the parent of Sunbelt Distributors, Inc., which was the Company’s independent distributor in Texas. On September 29, 2000, the Company acquired certain assets of Specialty Frozen Products, L.P., which was the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest.

      The distribution network in the Western United States now includes 10 distribution centers in large metropolitan areas such as Los Angeles, the San Francisco Bay Area, Phoenix, Portland, Salt Lake City, Houston, Seattle and Denver. The Company also has independent distributors handling the Company’s products in various areas of the 13 western states, the Far East and South America. Distribution in the remainder of the United States is under the Edy’s brand name with most of the distribution handled through 18 distribution centers, including centers in the New York/ New Jersey metropolitan area, Chicago, the Washington/ Baltimore metropolitan area, Atlanta, Tampa, Miami and St. Louis. The Company also has independent distributors handling the Company’s products in certain market areas east of the Rocky Mountains, in the Caribbean and in Europe.

      Taken together, independent distributors accounted for approximately 17 percent of the Company’s net sales in fiscal 2002. The Company’s agreements with its independent distributors are generally terminable upon 30 days notice by either party.

      Each distributor, whether company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

Aggregated Segments

      The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

      Aggregated net sales from external customers totaled $1,345,957,000, $1,211,245,000 and $1,040,788,000 for 2002, 2001 and 2000, respectively. Aggregated net sales consist of net sales of company branded products, including licensed and joint venture products (company brands), and net sales of partner brands for management reporting purposes. Net sales of company brands were $752,352,000, $707,873,000 and $691,871,000 in 2002, 2001 and 2000, respectively. Net sales of partner brands were $593,605,000, $503,372,000 and $348,917,000 in 2002, 2001 and 2000, respectively.

      Net income available to common stockholders for the aggregated segments totaled $29,060,000, $8,269,000 and $24,220,000 in 2002, 2001 and 2000, respectively. Total assets for the aggregated geographic segments were $512,572,000 and $498,689,000 at December 28, 2002 and December 29, 2001, respectively.

Significant Customers

      Three customers, Albertson’s, Inc., Kroger Co. and Safeway, Inc., each accounted for 10 percent or more of 2002 net sales. The Company’s export sales were about one percent of 2002 net sales. The Company typically experiences a seasonal fluctuation in net sales, with more demand for its products during the spring and summer than during the fall and winter.

Manufacturing

      The Company manufactures its products at its plants in Union City, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; and Salt Lake City, Utah. The Company also has manufacturing agreements with five different companies to produce the majority of its novelty products. During 2002, approximately 22,000,000 dozens (97 percent of total novelty production) of Whole Fruit Bars, Starbucks Frappuccino Bars, Dreyer’s and Edy’s Ice Cream Bars and Godiva bars were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 2002, the Company manufactured approximately 12,000,000 gallons of product under these partner brand agreements. Total company production, including both company brands and partner brands, was 124,000,000 gallons during 2002.

      The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. During 2001, dairy raw material costs increased which unfavorably impacted gross profit by approximately $30,000,000 as compared to 2000. During 2002, dairy raw material costs decreased which favorably impacted gross profit by approximately $36,500,000 as compared to 2001. Through the year-to-date period ended February 2003, dairy raw material costs have been favorable as compared to the year-to-date period ended February 2002.

      The primary factor causing volatility in the Company’s dairy costs is the price of cream. Under current Federal and State regulations and industry practice, the price of cream is linked to the price of butter as traded on the Chicago Mercantile Exchange. Over the last 10 years, the price of butter in the United States has averaged

$1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets for butter are still in the early stages of development, and do not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange.

      While the ice cream industry has generally sought to compensate for the cost of increased dairy prices through price increases, the industry is highly competitive and there can be no guarantee that the Company will be able to increase prices to compensate for increased dairy prices in the future. In addition, price increases may have negative effects on sales volume. In the past, spikes in butter costs have been followed by rapid decreases, as milk supply increases. Given this trend, the Company regards long-term average butter prices as the best indicator of strategic dairy costs.

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

      The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these proposed regulations on an ongoing basis.

      The Company anticipates that it is likely to incur higher costs for energy at its facilities. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company. In addition, the Company believes that it may continue to incur higher costs for gasoline and there could be risks of shortages. At January and February 2003 price levels, the Company would incur an increase of approximately $1,600,000 in its gasoline costs in 2003 as compared to 2002. A $.10 change in the price per gallon of gasoline would result in a change in annualized gasoline expense of approximately $600,000.

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

      The Company distributes products as “partner brands” for several key competitors such as ConAgra Foods, Inc. (Healthy Choice products), NICC (Häagen-Dazs and Nestlé products), and Unilever (Ben & Jerry’s and Good Humor-Breyers products). In most of these cases, the Company only provides distribution services while maintaining a competitive selling effort for its own brands with key retail accounts. The distribution of these partner brand products provides profits for the Company, and the Company believes that the parent companies of the partner brands realize substantial benefits from this program.

Employees

      On December 28, 2002, the Company had approximately 4,600 employees. Approximately 450 of the Company’s employees are covered by collective bargaining agreements. The Company’s Union City manufacturing, sales and distribution employees are represented by the Teamsters Local 853 and by the International Union of Operating Engineers, Stationary Local No. 39. The contract with Teamsters Local 853 for the Company’s manufacturing employees expires in December 2004 and the contract for sales and distribution employees expires in September 2003. The contract with the International Union of Operating Engineers, Stationary Local No. 39 expires in August 2005. Certain of the Company’s employees in the Monterey area are represented by the General Teamsters, Warehousemen and Helpers Union Local 890. The contract with this union expires in June 2003. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expires in August 2004. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expires in January 2004. The Company has never experienced a strike by any of its employees.

Item 2.	Properties.

      The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

      The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 40,000 square feet of manufacturing, dry storage and office space and 60,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 43,000,000 gallons per year. During 2002, the facility produced approximately 20,000,000 gallons of ice cream and related products.

      The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 72,000 square feet of manufacturing, dry storage and office space and 18,000 square feet of cold storage space. The lease on this property, including renewal options, expires in 2011. The plant has an estimated maximum capacity of 37,000,000 gallons per year. During 2002, the facility produced approximately 20,000,000 gallons of ice cream and related products.

      The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 92,000 square feet of cold and dry storage warehouse space and office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

      The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 58,000 square feet of manufacturing and office space and 102,000 square feet of dry and cold storage space. The plant has an estimated maximum capacity of 69,000,000 gallons per year. During 2002, the facility produced approximately 56,000,000 gallons of ice cream and related products. The Company’s original purchase and development of the Fort Wayne facility was financed by industrial development bonds, which were fully paid in 2001.

      The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 50,000 square feet of manufacturing, dry storage and office space and 80,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 36,000,000 gallons per year. During 2002, this facility produced approximately 22,000,000 gallons of ice cream and related products.

      The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 26,000 square feet of manufacturing, dry storage and office space and 15,000 square feet of cold storage space. Approximately 2,600 square feet of dry storage space included in the facility’s 26,000 square feet is leased. Another 18,000 square feet of dry storage space and 4,000 square feet of cold storage space is leased. The plant has an estimated maximum capacity of 11,000,000 gallons per year. During 2002, the facility produced approximately 6,000,000 gallons of ice cream and related products.

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

      The Company leases or rents other various local distribution and office facilities with leases expiring through the year 2011, including options to renew, except for one that has 85 years remaining under the lease.

Item 3.	Legal Proceedings.

      See the description of the Merger and the FTC’s decision to authorize its staff to seek a preliminary injunction under “Recent Events” in Item 1. To date, the Company is not aware of a complaint having been filed by the FTC seeking to enjoin the Merger.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant

      The Company’s executive officers and their ages are as follows:

Name	Age	Position

T. Gary Rogers	60	Chairman of the Board and Chief Executive Officer
William F. Cronk, III	60	President
Edmund R. Manwell	60	Secretary
Thomas M. Delaplane	58	Vice President — Sales
J. Tyler Johnston	49	Vice President — Marketing
Timothy F. Kahn	49	Vice President — Finance and Administration and Chief Financial Officer
William R. Oldenburg	56	Vice President — Operations

      All officers hold office at the pleasure of the Board of Directors. There is no family relationship among the above officers.

      Mr. Rogers has served as the Company’s Chairman of the Board and Chief Executive Officer since its incorporation in February 1977.

      Mr. Cronk has served as a director of the Company since its incorporation in February 1977 and has been the Company’s President since April 1981. In June 2002, Mr. Cronk announced that he will retire at the close of the Merger, but will continue to serve as a director of New Dreyer’s. If the Merger is not completed, Mr. Cronk will not retire.

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

      Mr. Kahn has served as Vice President — Finance and Administration and Chief Financial Officer of the Company since March 1998. From 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., including Pizza Hut, Inc., and from November 1997 to February 1998 was employed by Tricon, Inc., following PepsiCo’s spin-off of Pizza Hut to Tricon, Inc.

      Mr. Oldenburg has served as Vice President — Operations of the Company since September 1986.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      (a)     Market information.

      The Company’s Common Stock has been traded on the Nasdaq National Market under the symbol “DRYR” since 1981. The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock as reported on the Nasdaq National Market:

	High	Low

2002
First Quarter	$44.20	$37.70
Second Quarter	69.07	40.86
Third Quarter	70.00	66.75
Fourth Quarter	70.98	69.72

2001
First Quarter	$36.75	$23.38
Second Quarter	31.35	23.94
Third Quarter	30.85	26.50
Fourth Quarter	40.05	27.68

      (b)     Holders.

      On March 20, 2003, the number of holders of record of the Company’s common stock was approximately 5,552.

      (c)     Dividends.

      The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2002 and 2001, and $.03 per share of common stock for each quarter of 2000. The Company’s revolving line of credit agreement prohibits the declaration and payment of dividends in excess of $10,000,000 and $15,000,000 in 2001 and 2002, respectively, and in excess of $20,000,000 in each of the years 2003, 2004 and 2005.

Item 6.     Selected Financial Data.

	Year Ended December(1)

	2002	2001	2000	1999	1998

	($ in thousands, except per share amounts)
Operations:
Net sales(2)	$1,345,957	$1,211,245	$1,040,788	$961,111	$902,109
Income (loss) before cumulative effect of change in accounting principle(3),(4)	29,060	8,829	25,378	11,587	(46,510)
Net income (loss)(3),(4)	29,060	8,829	25,378	10,992	(46,510)
Net income (loss) available to common stockholders(3),(4)	29,060	8,269	24,220	9,872	(47,630)
Per Common Share:
Basic:
Income (loss) before cumulative effect of change in accounting principle(3),(4)	.84	.26	.86	.38	(1.75)
Net income (loss)(3),(4)	.84	.26	.86	.36	(1.75)
Diluted:
Income (loss) before cumulative effect of change in accounting principle(3),(4)	.77	.24	.72	.35	(1.75)
Net income (loss)(3),(4)	.77	.24	.72	.33	(1.75)
Dividends declared(5)	.24	.24	.12	.12	.12
Balance Sheet:
Total assets	512,572	498,689	468,451	441,065	461,721
Working capital(6)	80,368	84,018	58,006	29,513	61,059
Long-term debt(7)	118,529	148,671	121,214	104,257	169,781
Redeemable convertible preferred stock(8)			100,540	100,078	99,654
Stockholders’ equity(8)	243,988	208,365	100,372	73,694	61,174

(1)	The Company’s fiscal year is a 52-week or a 53-week period ending on the last Saturday in December. Fiscal years 2002, 2001, 1999, and 1998 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks.

(2)	As a result of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, certain expenses previously classified as selling, general and administrative expenses are now recorded as a reduction of net sales beginning in the first quarter of 2002. In accordance with this pronouncement, these amounts reflect this retroactive reclassification which had no effect on net income (loss) as previously reported.

(3)	Fiscal 2002 results include $10,561,000 of Merger transaction expenses. In addition, fiscal 2002 results do not include goodwill amortization because, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and other indefinite-lived intangible assets no longer be amortized. Other income, net for fiscal 2002 includes $3,069,000 of losses from butter trading activities and a $1,093,000 loss resulting from the impairment of an investment in Momentx Corporation.

(4)	Fiscal 1998 results include certain restructuring and impairment charges.

(5)	On February 14, 2001, the Board of Directors declared its intention to increase the regular quarterly dividend from $.03 to $.06 per common share for each quarter of 2001.

(6)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

(7)	Excludes current portion of long-term debt.

(8)	The Company’s redeemable convertible preferred stock was converted to common stock in the second quarter of 2001.

      See “Recent Events” in Item 1 for information as to the uncertainty regarding the completion and effect of the Merger.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream, Inc. (the Company) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (SEC) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K.

      These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by these forward-looking statements. You should understand that various factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K, could affect the future results of the Company, and could cause results to differ materially from those expressed in these forward-looking statements, including, but not limited to:

•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	existing and future governmental regulations resulting from the events of September 11, 2001, and any military actions which could affect commodity and service costs to the Company; and

•	uncertainty regarding the completion and effect of the proposed transactions with Nestlé as described under “Recent Events” below.

      You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference in this Annual Report on Form 10-K, the dates of those documents. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

Recent Events

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended, (the Merger Agreement), with New December, Inc. (New Dreyer’s), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé Ice Cream Company, LLC (NICC), the Nestlé affiliate which holds Nestlé’s United States frozen dessert business. The combination will result in both the Company and NICC becoming wholly-owned subsidiaries of New Dreyer’s, a Delaware corporation formed by the Company to effect the transactions contemplated by the Merger Agreement (the Merger).

      A Registration Statement on Form S-4 was filed by New Dreyer’s with the SEC in connection with the Merger and was declared effective on February 14, 2003. A proxy statement/prospectus for a Special Meeting of Stockholders (Special Meeting) to vote on the Merger was mailed on February 18, 2003 to the Company’s stockholders of record as of January 29, 2003. On March 20, 2003, the Special Meeting was held and the Company’s stockholders approved the Merger Agreement and the Merger.

      If the Merger is completed, each stockholder (other than Nestlé and its affiliates) who holds shares of the Company’s common stock at the effective time of the Merger will receive one share of Class A Callable Puttable Common Stock of New Dreyer’s for each share of the Company’s common stock. Subject to the terms and conditions of the amended and restated certificate of incorporation of New Dreyer’s, the holders of New Dreyer’s Class A Callable Puttable Common Stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. The New Dreyer’s Class A Callable Puttable Common Stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning on January 1, 2007 and ending on June 30, 2007. At the effective time of the Merger, NICC Holdings will contribute all of its ownership interest of NICC to New Dreyer’s and will receive in exchange for such contribution, 55,001,299 shares of Class B Common Stock of New Dreyer’s. The Class B Common Stock is similar to the Class A Callable Puttable Common Stock, except that it lacks the call and put features and has additional voting rights. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of Class B Common Stock of New Dreyer’s. As of December 28, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the Merger is completed, Nestlé and its affiliates will own approximately 67 percent of New Dreyer’s common stock on a diluted basis.

      In addition, if the Merger is completed, each outstanding option to purchase the Company’s common stock under the Company’s existing stock option plans will, at the completion of the Merger, be converted into an option to acquire:

•	prior to the date that New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or prior to the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., that number of shares of New Dreyer’s Class A Callable Puttable Common Stock equal to the number of shares of the Company’s common stock subject to the option immediately prior to the completion of the Merger, at the price or prices per share in effect immediately prior to the completion of the Merger.

•	at or after the date New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or after the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., the same consideration that the holder of the options would have received had the holder exercised the stock options prior to the redemption or short form merger and received consideration in respect of the shares of Class A Callable Puttable Common Stock under the redemption or short form merger at the price or prices in effect at that time.

The New Dreyer’s stock options will otherwise be subject to the same terms and conditions applicable to the original options to purchase the Company’s common stock immediately prior to the completion of the Merger.

      Certain regulatory requirements must be satisfied before the Merger is completed. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the Merger cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice (the Antitrust Division), and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material. Both the Company and Nestlé declared substantial compliance with the FTC’s request by December 26, 2002. On February 25, 2003, the Company announced that the Company and Nestlé committed to the FTC not to close the Merger without first giving 20 days written notice to the FTC of an intent to close, and that in no event would the parties give such notice to the FTC in a manner that would permit the Merger to close prior to March 31, 2003.

      In an effort to address concerns of the FTC arising out of the Merger, on March 3, 2003, the Company and NICC entered into an agreement with Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc., for the sale and purchase of certain ice cream assets of Dreyer’s and certain distribution assets of NICC (the Sale Agreement). Under the terms of the Sale Agreement, the Company agreed to sell to Integrated Brands the Dreamery® and Whole Fruit™ Sorbet brands and, subject to the receipt of the required consent by Godiva Chocolatier, Inc. (Godiva), to assign the license for the Godiva® ice cream brand, and NICC agreed to sell to Integrated Brands its distribution assets in the states of Oregon, Washington and Florida and in the metropolitan areas of the San Francisco Bay Area, Southern California (Los Angeles and San Diego), Baltimore/ Washington, D.C., Philadelphia, Delaware Valley Area (PA) and Central/ Southern New Jersey. The Sale Agreement also contemplates that, when the sale closes, the parties will enter into other ancillary agreements related to the manufacture and distribution of ice cream products. The sale to Integrated Brands will be completed only if the Merger is completed.

      On March 4, 2003, the FTC authorized its staff to commence legal action and seek a preliminary injunction to block the Merger pending trial. The Company, NICC, Nestlé and the FTC are discussing the terms of the proposed sale to Integrated Brands in order to address concerns expressed by the FTC. Depending on the outcome of these discussions, the Company, NICC and Nestlé may agree with the FTC to certain conditions relating to the Sale Agreement or other matters.

      A substantial delay in obtaining satisfactory approvals and consents from the FTC to close the Merger or the insistence upon unfavorable terms or conditions by the FTC, such as significant asset dispositions, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, or may result in the Company, NICC and Nestlé litigating with a governmental agency, or possibly cause the parties to the Merger Agreement to abandon the Merger. As a result, there can be no assurance that the Merger will close.

      Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon completion of the Merger, subject to various other terms and conditions. The Company can provide no assurance as to the potential actions of these business partners. Should any of the Company’s significant partners or suppliers choose to terminate these arrangements in accordance with their rights to do so following the completion of the Merger, the Company may incur significant decreases in gross profit and/or be required to write-off certain assets as a result of the loss of these business partners. Unilever United States, Inc. (Unilever) has announced that it may decide to sell Ben & Jerry’s® through the grocer’s warehouse instead of through the Company’s distribution system after completion of the Merger. However, under the terms of the Company’s agreement with Unilever, Unilever must give the Company at least nine months notice after completion of the Merger to terminate its agreement with the Company.

      If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. As such, the Company’s Strategic Plan discussed below will not necessarily be the strategic plan of New Dreyer’s. In addition, if any of the Company’s joint venture partners or partner brand manufacturers terminate their arrangements with the Company because of the completion of the Merger, aspects of the Company’s Strategic Plan will not be applicable. Finally, if the Merger is not completed, the Company may also change many elements of its Strategic Plan.

      The Merger will be accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC will be deemed to be the acquirer and the Company will be deemed to be the acquiree. As a result, the Company is charging to expense all costs related to the Merger as incurred. These expenses totaled $10,561,000 in 2002. The Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $34,000,000.

The Strategic Plan

      In 1994, the Company adopted a strategic plan to accelerate sales of its brands throughout the country (the Strategic Plan). The Strategic Plan could potentially change as described in “Recent Events” above. The objective of the Strategic Plan was to build high-margin brands with leading market shares, through investments in effective consumer marketing activities, and through expansion and improvement of the Company’s direct-store-distribution network to national scale. The potential benefits of the Strategic Plan are increased market share and future earnings above levels that would have been attained in the absence of the Strategic Plan.

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

      Although the Strategic Plan places primary emphasis on expanding sales of the Company’s own brands, the Company also increased its business of distributing products for other manufacturers (partner brands) such as Unilever, ConAgra Foods, Inc., Silhouette Brands, Inc. and NICC. In 1999, Ben & Jerry’s, one of the Company’s more significant partner brands, transferred slightly more than half of its distribution business with the Company to another distributor. In March 2001, the Company resumed distribution for Ben & Jerry’s in all of the original markets, as well as additional markets, under a new long-term agreement.

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

      The Company believes that the benefits under the Strategic Plan will be realized in future years, although no assurance can be given that the expectations relative to future market share and earnings benefits of the strategy will be realized. Specific factors that might cause a shortfall in the Strategic Plan benefits include, but are not limited to, the Company’s ability to achieve efficiencies in its manufacturing and distribution operations without negatively affecting sales; the cost of dairy raw materials and other commodities used in the Company’s products; competitors’ marketing and promotion responses; market conditions affecting the prices of the Company’s products; the Company’s ability to increase sales of its own branded products; and responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs. See “Recent Events” above for additional information regarding factors that may affect the Strategic Plan.

Risks and Uncertainties

      A substantial delay in obtaining satisfactory approvals and consents from the FTC to close the Merger or the insistence upon unfavorable terms or conditions by the FTC, such as significant asset dispositions, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, or may result in the Company, NICC and Nestlé litigating with a governmental agency, or possibly cause the parties to the Merger Agreement to abandon the Merger. As a result, there can be no assurance that the Merger will close.

      The Company distributes products as “partner brands” for several key competitors such as ConAgra Foods, Inc. (Healthy Choice™ products), NICC (Häagen-Dazs® and Nestlé products), and Unilever (Ben & Jerry’s and Good Humor®-Breyers® products). In most of these cases, the Company only provides distribution services while maintaining a competitive selling effort for its own brands with key retail accounts. The distribution of these partner brand products provides profits for the Company, and the Company believes that the parent companies of the partner brands realize substantial sales benefits from this program. The Company has negotiated long-term contracts with each of its key partner brands. However, because the manufacturers of these partner brands are also key competitors of the Company, there can be no guarantee that such relationships will continue. Nonetheless, the Company believes that the quality of its distribution services, and the resulting incremental sales, will continue to provide a strong rationale for the partner brand program for all parties.

      Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon completion of the Merger, subject to various other terms and conditions. The Company can provide no assurance as to the potential actions of these business partners. Should any of the Company’s significant partners or suppliers choose to terminate these arrangements in accordance with their rights to do so following the completion of the Merger, the Company may incur significant decreases in gross profit and/or be required to write-off certain assets as a result of the loss of these business partners. Unilever United States, Inc. (Unilever) has announced that it may decide to sell Ben & Jerry’s® through the grocer’s warehouse after completion of the Merger instead of through the Company’s distribution system. However, under the terms of the Company’s agreement with Unilever, Unilever must give the Company at least nine months notice after completion of the Merger to terminate its agreement with the Company.

      If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. As such, the Company’s Strategic Plan discussed above will not necessarily be the strategic plan of New Dreyer’s. In addition, if any of the Company’s joint-venture partners or partner brand manufacturers terminate their arrangements with the Company because of the completion of the Merger, aspects of the Company’s Strategic Plan will not be applicable. Finally, if the Merger is not completed, the Company may also change many elements of the Strategic Plan.

      The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these proposed regulations on an ongoing basis.

      The primary factor causing volatility in the Company’s dairy costs is the price of cream. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets for butter are still in the early stages of development, and do not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. However, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability, cash flow and competitive position.

      The Company anticipates that it is likely to incur higher costs for energy at its facilities. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company. In addition, the Company believes that it may continue to incur higher costs for gasoline and there could be risks of shortages. At January and February 2003 price levels, the Company would incur an increase of approximately $1,600,000 in its gasoline costs in 2003 as compared to 2002. A $.10 change in the price per gallon of gasoline would result in a change in annualized gasoline expense of approximately $600,000.

Application of Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies, which the Company’s senior management has discussed with the audit committee of the board of directors, represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

•	Employee Bonuses and Profit-Sharing Plan Contributions — The Company’s liabilities for employee bonuses and profit sharing plan contributions are based primarily on estimated full year profitability as compared to the Company’s annual plan. The Company accrues for these expenses on a pro rata basis at the end of each quarter based on the expected full year profitability. Due to the variability of its business, interim adjustments to these accruals could be material. However, at year-end when the full year profitability is known, variations between what had been accrued and actually paid are usually less significant.

The Company’s liability for employee bonuses at December 28, 2002 and December 29, 2001 totaled $16,104,000 and $4,860,000, respectively. The Company’s liability for accrued pension contributions and 401(k) matching contributions was $10,711,000 and $8,237,000 at December 28, 2002 and December 29, 2001, respectively.

•	Self-insurance — The Company’s liabilities for self-insured health, workers compensation and vehicle plans are developed from third-party actuarial valuations that rely on various key assumptions. These valuation assumptions have historically been fairly reliable at estimating the Company’s self-insurance liabilities at each balance sheet date. In addition, the Company maintains individual claim and aggregated stop-loss policies with third-party insurance carriers. These policies effectively limit the range of potential claim losses. As a result of the historic reliability of its valuation assumptions and its stop-loss insurance policies, the Company believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change in its self-insurance assets, liabilities or expense.

The Company’s liability for self-insured health plans at December 28, 2002 and December 29, 2001 totaled $2,040,000 and $1,209,000, respectively. Deposits made to third party claims processors for workers compensation and vehicle losses totaled $15,148,000 and $1,287,000, at December 28, 2002 and December 29, 2001, respectively. The cost of claims are charged to expense as incurred.

•	Goodwill, net — The Company has recorded goodwill related to previous business acquisitions. The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit is less than its carrying value, then an impairment loss would be recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill. The Company performs its impairment test on each of its five reporting units. These reporting units correspond to the Company’s five geographic segments that it uses to manage its operations. Virtually all of the Company’s previous acquisitions (usually regional distributors) were located entirely within a single reporting unit. Consequently, the Company has been able to specifically assign its goodwill to its reporting units for purposes of impairment testing. The Company estimates the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employs an earnings multiple that it believes is the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty.

The Company’s business has grown at a fairly rapid pace since its inception. As a result, the estimated fair market value of its reporting units has increased with this growth. This has created a surplus of estimated fair market value over the carrying value of each of its reporting units. The Company believes that each of its reporting unit’s surplus is sufficient to cover a moderate decline in estimated fair market value, making the probability of an impairment unlikely in most situations. However, a severe or extraordinary decline in the fair market value of an individual reporting unit could result in a material impairment charge.

Goodwill, net at December 28, 2002 and December 29, 2001 totaled $84,651,000 and $39,114,000, respectively.

•	Property, Plant and Equipment, net — The cost of additions to property, plant and equipment, along with major repairs and improvements, is capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, generally ranging from two to 35 years. Interest costs relating to capital assets under construction are capitalized.

The Company has been using the same types of property, plant and equipment (e.g. trucks, manufacturing equipment) for many years. Based on this experience, the Company believes its depreciation method, depreciable lives and salvage values have proven to be fairly reliable estimates. This belief has been substantiated by historically small gains and losses recorded when assets have been disposed of. The Company therefore believes that there is a low likelihood that the use of different assumptions and estimates would result in a material change to its depreciation expense. However, future changes to the Company’s Strategic Plan or operating plans can result in a shortening of the estimated useful life of certain affected assets. In these cases, the Company would decrease the remaining depreciable life on a prospective basis. This would result in an increase in depreciation expense which, in limited situations, could be material. If changes to the Company’s plans occur suddenly or are implemented quickly, an impairment charge could result. Depending on the scope of the changes and the assets affected, such an impairment could be material.

•	Trade Accounts Receivable, net — The Company assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. The Company’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. The Company reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that a change in the allowance might be required.

Historically this methodology has been a fairly reliable means of assessing the recoverability of trade accounts receivable at each balance sheet date. The Company therefore believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change to the bad debt provision or allowance for bad debts. However, lack of information about the financial deterioration of a major customer could result in a material change in the bad debt provision.

The combined net sales to the Company’s three largest customers accounted for $428,123,000, $402,061,000 and $342,634,000 of net sales in 2002, 2001 and 2000, respectively. The combined trade accounts receivable balances for these three customers totaled $24,092,000 and $26,101,000 at December 28, 2002 and December 29, 2001, respectively. At December 28, 2002 and December 29, 2001, the Company’s allowance for doubtful accounts totaled $1,586,000 and $1,024,000, respectively. Additions to the bad debt allowance (i.e. provision for bad debts) totaled $884,000, $587,000 and $2,175,000 in 2002, 2001 and 2000, respectively. Write-offs of trade accounts receivable totaled $322,000, $2,174,000 and $5,279,000 in 2002, 2001 and 2000, respectively.

•	Deferred Tax Assets — The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

At the present time, the Company’s deferred tax asset valuation allowances have been established based on fairly objective data (e.g. income tax regulations) and are therefore not subject to a high degree of variability. The Company therefore believes there is a low likelihood that the use of different assumptions or estimates would result in a material change to the deferred tax asset valuation allowances.

In fiscal 2002, the Company recorded a valuation allowance of $2,361,000 related to certain potentially nondeductible Merger transaction expenses and to the impairment of the Company’s investment in Momentx Corporation.

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Results of Operations

Financial Summary

      The Company reported net income available to common stockholders of $29,060,000, or $.77 per diluted common share, for the 52 weeks ended December 28, 2002, compared to net income available to common stockholders of $8,269,000, or $.24 per diluted common share, for the 52 weeks ended December 29, 2001. Consolidated net sales increased 11 percent over 2001 to $1,345,957,000. The improvement in net income over 2002 reflects increased sales and substantially lower dairy raw material costs, offset in part by merger transaction expenses.

52 Weeks Ended 2002 Compared with 52 Weeks Ended 2001

      Net sales for 2002 increased $134,712,000 or 11 percent, to $1,345,957,000 from $1,211,245,000 for 2001.

      Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $44,479,000, or six percent, to $752,352,000 from $707,873,000 for 2001. Company brands represented 56 percent of net sales in 2002 compared with 58 percent in 2001. The increase in dollar net sales of company brands resulted from increased unit sales and increased average wholesale prices. Gallon sales of the Company’s branded products increased 2,000,000 gallons, or two percent, to approximately 114,000,000 gallons. The products that led this volume increase were premium Dreyer’s and Edy’s Grand Ice Cream and Whole Fruit™ Bars. These products contributed approximately 2,600,000 gallons and 900,000 gallons, respectively, to the volume increase, although these increases were partially offset by a net decrease in gallon sales of various other company brands. The average price for the Company’s branded products increased approximately four percent after the effect of increased trade promotion expenses of $39,819,000. This increase in average price was due to a shift in mix to higher-priced products. The Company’s portfolio of branded products held a 19.2 percent dollar share of all packaged ice cream sold in the grocery channel in 2002 compared to 18.6 percent in 2001.

      Net sales of products distributed for other manufacturers (partner brands) increased $90,233,000, or 18 percent, to $593,605,000 from $503,372,000 for 2001. Net sales of partner brands represented 44 percent of net sales in 2002 compared with 42 percent in 2001. The increase in dollar sales was primarily attributable to increased sales of distributed novelty products (including increased sales of $49,642,000 of Silhouette Brands,

Inc.) and a 21 percent increase in net sales of Ben & Jerry’s superpremium products (Ben & Jerry’s) over 2001. The Company began distributing Ben & Jerry’s to a larger distribution territory in March 2001 and distributes Ben & Jerry’s for the grocery channel in all of the Company’s company-owned markets across the country. The average price for partner brands increased approximately 13 percent, while unit sales increased 2,000,000 gallons, or four percent.

      Cost of goods sold increased $84,629,000, or eight percent, as compared with 2001. Gross profit increased $50,083,000, or 38 percent, to $180,439,000, representing a 13 percent gross margin for 2002 compared with an 11 percent gross margin for 2001. The improvement in gross profit was driven primarily by increased net sales, partially offset by increased distribution expenses of $30,929,000. The Company converted its two quart (half gallon) products to 1.75 quarts in 2002; this conversion contributed approximately $5,000,000 to the gross profit increase. During 2002, the decrease in dairy raw material costs favorably impacted gross profit by approximately $36,500,000 (excluding the results of butter trading activities, which are included in other income, net) as compared to 2001. The Company anticipates that it may incur higher costs for utilities in the future. At January and February 2003 price levels, the Company would incur an increase of approximately $1,600,000 in its gasoline costs in 2003 as compared to 2002. A $.10 change in the price per gallon of gasoline would result in a change in annualized gasoline expense of approximately $600,000.

      Selling, general and administrative expenses increased $7,705,000, or seven percent, to $116,050,000 from $108,345,000 for 2001. Selling, general and administrative expenses were nine percent of net sales in 2002 and 2001. The dollar increase in selling, general and administrative expenses primarily reflects an increase in payroll-related administrative expenses of $13,837,000, partially offset by a reduction in amortization expense of $4,326,000 due to the impact of a change in the accounting for amortization of goodwill and by a decrease in marketing expenses of $2,019,000.

      Interest expense, net of amounts capitalized, decreased $3,573,000, or 33 percent, as compared with 2001, primarily due to lower interest rates.

      Other income, net decreased $1,334,000, or 55 percent, to $1,071,000 from $2,405,000 for the same period last year. Other income, net includes $3,069,000 of losses from butter trading activities and a $1,093,000 impairment charge on an investment in Momentx Corporation (Momentx), an e-market solution provider for the dairy, food and beverage industries. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which plan called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment. Decreases in Other income, net were partially offset by a $3,099,000 increase in equity earnings from investments accounted for under the equity method, which primarily consist of investments in joint ventures.

      Merger transaction expenses totaled $10,561,000 during 2002. The Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $34,000,000.

      The income tax provision increased $13,825,000, or 291 percent, as compared with 2001, due to a correspondingly higher pre-tax income in 2002 and the recording of a valuation allowance related to certain potentially nondeductible transaction expenses related to the Merger. The effective tax rate increased to 39 percent from 35 percent for 2001 due primarily to the establishment of this valuation allowance partially offset by the utilization of income tax credits. The Company’s income tax provisions for 2002 and 2001 differ from tax provisions calculated at the federal statutory tax rate primarily due to the valuation allowance and state income taxes.

52 Weeks Ended 2001 Compared with 53 Weeks Ended 2000

      Net sales for 2001 increased $170,457,000, or 16 percent, to $1,211,245,000 from $1,040,788,000 for 2000.

      Net sales of the Company’s branded products, including licensed and joint venture products (company brands), increased $16,002,000, or two percent, to $707,873,000 from $691,871,000 for 2000. Company brands represented 58 percent of net sales in 2001 compared with 66 percent in 2000. The increase in dollar net sales of company brands resulted from increased unit sales and increased average wholesale prices. Gallon sales of the Company’s branded products increased 3,000,000 gallons, or three percent, to approximately 112,000,000 gallons. The products that led this volume increase were premium Dreyer’s and Edy’s Grand Ice Cream and Whole Fruit Bars. These products contributed approximately 3,900,000 gallons and 600,000 gallons, respectively, to the volume increase, although these increases were partially offset by a net decrease in gallon sales of various other company brands. The average price for the Company’s branded products decreased approximately one percent after the effect of increased trade promotion expenses of $34,885,000. This decrease in average price was due to a shift in mix to lower-priced products, partially offset by the effect of higher wholesale prices. The Company’s portfolio of branded products held an 18.6 percent dollar share of all packaged ice cream sold in the grocery channel in 2001 and 2000.

      Net sales of products distributed for other manufacturers (partner brands) increased $154,455,000, or 44 percent, to $503,372,000 from $348,917,000 for 2000. Net sales of partner brands represented 42 percent of consolidated net sales in 2001 compared with 34 percent in 2000. The increase in dollar sales was primarily attributable to a 91 percent increase in net sales of Ben & Jerry’s superpremium products (Ben & Jerry’s) over 2000. The Company began distributing Ben & Jerry’s to a larger distribution territory in March 2001 and distributes Ben & Jerry’s for the grocery channel in all of the Company’s company-owned markets across the country. In addition, the acquisition of independent distributors in 2000, excluding net sales of Ben & Jerry’s, contributed $41,454,000 to the increase. The average price for partner brands increased approximately eight percent, while unit sales increased 9,400,000 gallons, or 33 percent.

      Cost of goods sold increased $194,937,000, or 22 percent, as compared with 2000, while the gross margin decreased to 11 percent from 15 percent. The impact of the increase in dairy raw material costs unfavorably impacted gross profit in 2001 by approximately $30,000,000 as compared to 2000.

      Selling, general and administrative expenses increased $2,714,000, or three percent, to $108,345,000 from $105,631,000 for 2000. Selling, general and administrative expenses, as a percentage of consolidated net sales, decreased slightly to nine percent in 2001 compared to 10 percent in 2000. The dollar increase in selling, general and administrative expenses primarily reflects a net increase in administrative expenses of $5,365,000, partially offset by a decrease in marketing spending of $3,556,000.

      Interest expense, net of amounts capitalized, decreased $1,519,000, or 12 percent, as compared with 2000, primarily due to lower interest rates.

      Other income, net decreased $1,353,000, or 36 percent, to $2,405,000 from $3,758,000 for 2000 primarily due to a $474,000 decrease in brokerage income and a $468,000 decrease in equity earnings from investments accounted for under the equity method, which primarily consist of investments in joint ventures.

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

Seasonality

      The Company typically experiences more demand for its products during the spring and summer than during the fall and winter. The Company’s inventory is maintained at the same general level relative to sales throughout the year by adjusting production and purchasing schedules to meet demand. The ratio of inventory to sales typically does not vary significantly from year to year.

Effects of Inflation and Changing Prices

      The largest component of the Company’s cost of production is raw materials, principally dairy products and sugar. During 2002, dairy raw material costs decreased which favorably impacted gross profit by approximately $36,500,000 as compared to 2001. During 2001, dairy raw material costs increased which unfavorably impacted gross profit by approximately $30,000,000 as compared to 2000. During 2000, dairy raw material costs declined which favorably impacted gross profit by approximately $9,300,000 as compared to 1999. Through the year-to-date period ended February 2003, dairy raw material costs have been favorable as compared to the year-to-date period ended February 2002.

New Accounting Pronouncements

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

      In November 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue.

      The Company adopted EITF 01-9 at the beginning of fiscal 2002 and presented the expenses described above of $228,272,000 in accordance with this pronouncement. The Company retroactively reclassified expenses of $188,453,000 and $153,568,000 in 2001 and 2000, respectively. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses with no effect on net income (loss) as previously reported.

Goodwill and Other Intangible Assets

      In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement requires recognition of goodwill and other identifiable intangible assets with indeterminate lives (“these assets”) as long-term assets. Amortization as previously required by Accounting Principles Board Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets are now tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted SFAS No. 142 at the beginning of fiscal 2002 and completed its transitional impairment test during the first quarter of 2002 and its annual impairment test in August 2002. The Company has not recorded any impairment charges under SFAS No. 142.

      The following pro forma table illustrates the effect on 2001 and 2000 net income available to common stockholders and the related per share amounts if SFAS No. 142 had been adopted on the first day of fiscal 2000. The pro forma adjustments reversing the effect of amortization on acquisition-related intangibles with indefinite lives (including goodwill, distribution rights and assembled work force) of $4,326,000 and $3,796,000, in 2001 and 2000, respectively, are presented net of their associated income tax benefits of

$1,514,000 and $1,424,000. The corresponding fiscal 2002 period has been presented for comparative purposes.

	2002	2001	2000

	($ in thousands, except per share
	amounts)
Reported net income	$29,060	$8,829	$25,378
Goodwill amortization, net of tax		2,812	2,372

Adjusted net income	$29,060	$11,641	$27,750

Net income per common share:
Reported basic	$.84	$.26	$.86
Goodwill amortization, net of tax		.09	.08

Adjusted basic	$.84	$.35	$.94

Reported diluted	$.77	$.24	$.72
Goodwill amortization, net of tax		.08	.07

Adjusted diluted	$.77	$.32	$.79

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

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company implemented SFAS No. 144 in the first quarter of 2002. The adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

Guarantor’s Accounting and Disclosure Requirements for Guarantees Including the Indirect Guarantees of Indebtedness of Others

      In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company does not currently have any indirect guarantees of the indebtedness of others.

Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities and results of the activities of a variable interest entity. The Company will be implementing FIN 46 in the first quarter of 2003. Since the Company does not currently have a controlling financial interest in a variable interest entity, the implementation of this pronouncement is not expected to impact the Company’s financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 for its annual period ended December 28, 2002.

Financial Condition

Liquidity and Capital Resources

      The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions of distributors, and to distribute dividends to shareholders. In 2002, the cash required to fund the increase in working capital was $1,135,000. This increase is attributable to an increase in prepaid expenses of $15,177,000, primarily due to increased amounts for self-insurance deposits and prepaid insurance premiums, offset by an increase in accrued payroll and employee benefits of $15,459,000, primarily due to an increase in payroll-related administrative expenses not yet paid at December 28, 2002. The cash required to fund the increase in working capital was $14,297,000 and $28,647,000 in 2001 and 2000, respectively.

      The Company made capital expenditures of $46,468,000 during 2002. The Company plans to make capital expenditures totaling approximately $47,000,000 during 2003. Capital expenditures were $40,598,000 and $24,513,000 in 2001 and 2000, respectively.

      The Company had no significant distributor acquisitions in 2002 or 2001. In 2000, the Company purchased certain assets of Specialty Frozen Products, L.P. (Specialty) for $18,922,000, as well as the common stock of Cherokee Cream Company, Inc. (Cherokee) for $7,651,000 (purchase price of $7,855,000 net of $204,000 cash acquired). Specialty was the leading independent direct-store-delivery ice cream distributor in the Pacific Northwest. Cherokee, the parent of Sunbelt Distributor, Inc., was the leading independent direct-store-delivery ice cream distributor in Texas.

      The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2002 and 2001, and $.03 per share of common stock for each quarter of 2000. Annual dividend distributions were $8,323,000, $7,042,000 and $4,238,000 in 2002, 2001 and 2000, respectively.

      The Company’s primary sources of liquidity consist of cash flows from operating activities, financing from the Company’s line of credit and long-term debt, and the issuance of common stock under employee stock plans. Net income was $29,060,000, $8,829,000 and $25,378,000 in 2002, 2001 and 2000, respectively. Factors that may affect liquidity in cash flows from operating activities consist of, but are not limited to, increases in product ingredient costs and increases in competitive pressure, which would result in additional promotional expenditures.

      On July 25, 2000, the Company entered into a credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. The unused portion of the $240,000,000 revolving line of credit was $147,900,000 at December 28, 2002. Offshore borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line bear interest at PRIME plus a margin ranging from zero percent to 1.375 percent. The interest rate on all borrowings under the revolving line of credit was 2.56 percent at December 28, 2002. Future volatility in the cost of borrowing may affect the interest rate and may increase the cost of borrowing under this credit agreement. Proceeds from the long-term line of credit were $34,600,000 and $29,395,000 in 2001 and 2000. Net repayments of the long-term line of credit were $27,999,000 in 2002. Repayments of long-term debt were

$22,186,000 and $18,721,000 in 2001 and 2000. The Company expects to refinance the line of credit when it matures in 2005.

      The Company received proceeds of $11,691,000, $7,465,000, and $6,071,000 from the issuance of common stock under employee stock plans in 2002, 2001 and 2000.

      As discussed earlier, the Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $34,000,000. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements, including the transaction expenses related to the Merger.

Known Contractual Obligations

      Known contractual obligations and their related due dates at December 28, 2002 are as follows:

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

	(In thousands)
Long-term debt	$120,672	$2,143	$2,143	$94,243	$8,810	$6,666	$6,667
Operating leases	30,319	10,978	6,413	4,577	3,282	1,777	3,292
Purchase obligations(1)	96,405	88,955	7,450

Total	$247,396	$102,076	$16,006	$98,820	$12,092	$8,443	$9,959

The Company does not have any capital lease obligations or other long-term liabilities.

(1)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

      The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at December 28, 2002:

	Long-Term Debt	Interest Rates

	($ in thousands)
Fixed Interest Rates:
Senior notes	$28,572	8.06–8.34%
Variable Interest Rates:
Revolving line of credit	92,100	2.56%

	$120,672

      If variable interest rates were to increase 10 percent, the Company’s interest expense would increase approximately $235,000. The senior notes have interest and principal payable semiannually through 2008; the revolving line of credit is due in 2005.

      The Company does not have short-term or long-term monetary investments. Additionally, the Company does not transact material business in foreign currencies. As such, the Company is not at risk due to fluctuations in foreign exchange rates.

      The primary factor causing volatility in the Company’s dairy costs is the price of cream. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets for butter are still in the early stages of development, and do not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. However, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability, cash flow and competitive position.

      The Company anticipates that it is likely to incur higher costs for energy at its facilities. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company. In addition, the Company believes that it may continue to incur higher costs for gasoline and there could be risks of shortages. At January and February 2003 price levels, the Company would incur an increase of approximately $1,600,000 in its gasoline costs in 2003 as compared to 2002. A $.10 change in the price per gallon of gasoline would result in a change in annualized gasoline expense of approximately $600,000.

Item 8.     Financial Statements and Supplementary Data.

      The information required by Item 8 is incorporated by reference herein from Part IV, Item 15(a)(1) and (2).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information set forth under the captions “Board of Directors — Nominees for Director,” “Board of Directors — Continuing Directors,” “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Matters Submitted to a Vote of Stockholders — Election of Directors” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Item 11.	Executive Compensation.

      The information set forth under the captions “Executive Compensation” and “Board of Directors — Remuneration of Directors” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      The information set forth under the captions “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Other Relationships” in the Com-

pany’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Controls and Procedures.

      (a)     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

      (b)     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

(1)	Financial Statements:
	Consolidated Statement of Income for each of the three years in the period ended December 28, 2002	32
	Consolidated Balance Sheet at December 28, 2002 and December 29, 2001	33
	Consolidated Statement of Changes in Stockholders’ Equity for each of the three years in the period ended December 28, 2002	34
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 28, 2002	35
	Notes to Consolidated Financial Statements	36
	Report of Independent Accountants	54
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

(2)	Financial Statement Schedule:
	Schedule II. Valuation and Qualifying Accounts	55
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
	The exhibits listed in the accompanying exhibit index are filed herein or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.	56

      (b) Reports on Form 8-K

A Current Report on Form 8-K was filed on October 25, 2002 reporting that the parties to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002 (Merger Agreement), by and among Dreyer’s Grand Ice Cream, Inc. (Dreyer’s); New Dreyer’s, Inc., December Merger Sub, Inc.; Nestlé Holdings, Inc. and NICC Holdings, Inc. entered into an amendment to the Merger Agreement to change the name of the holding company resulting from the transactions contemplated by the Merger Agreement from “Dreyer’s Grand Ice Cream, Inc.” to “Dreyer’s Grand Ice Cream Holdings, Inc.”

A Current Report on Form 8-K was filed on November 5, 2002 (as amended on February 4, 2003) to incorporate by reference into the filing of the Registration Statement on Form S-4, the Company’s financial statements that give effect to the adoption of the provisions of EITF 01-9 and the transition provisions of paragraph 61 of SFAS No. 142. As a result, the November 5, 2002 Current Report on Form 8-K (as amended on February 4, 2003) includes the information in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data appearing in the Company’s Form 10-K for the fiscal year ended December 29, 2001 giving effect to the adoption of the provisions of EITF 01-9 and the transition provisions of paragraph 61 of SFAS No. 142.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended

	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000

	($ in thousands, except per share amounts)
Net sales	$1,345,957	$1,211,245	$1,040,788

Costs and expenses:
Cost of goods sold	1,165,518	1,080,889	885,952
Selling, general and administrative	116,050	108,345	105,631
Interest, net of amounts capitalized	7,260	10,833	12,352
Other income, net	(1,071)	(2,405)	(3,758)
Merger transaction expenses	10,561

	1,298,318	1,197,662	1,000,177

Income before income tax provision	47,639	13,583	40,611
Income tax provision	18,579	4,754	15,233

Net income	29,060	8,829	25,378
Accretion of preferred stock to redemption value		212	462
Preferred stock dividends		348	696

Net income available to common stockholders	$29,060	$8,269	$24,220

Net income per common share:
Basic	$.84	$.26	$.86

Diluted	$.77	$.24	$.72

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	Dec. 28, 2002	Dec. 29, 2001

	($ in thousands, except per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,119	$1,650
Trade accounts receivable, net	91,268	89,721
Other accounts receivable	13,161	16,116
Inventories	82,831	81,298
Deferred income taxes	1,468	3,547
Prepaid expenses and other	24,026	8,849

Total current assets	213,873	201,181
Property, plant and equipment, net	208,846	198,565
Goodwill, net	84,651	39,114
Other intangibles, net	1,679	55,354
Other assets	3,523	4,475

Total assets	$512,572	$498,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$90,534	$91,794
Accrued payroll and employee benefits	40,828	25,369
Current portion of long-term debt	2,143

Total current liabilities	133,505	117,163
Long-term debt, less current portion	118,529	148,671
Deferred income taxes	16,550	24,490

Total liabilities	268,584	290,324

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1 par value – 10,000,000 shares authorized; no shares issued or outstanding in 2002 and 2001, respectively
Common stock, $1 par value – 60,000,000 shares authorized; 34,989,000 shares and 34,461,000 shares issued and outstanding in 2002 and 2001, respectively	34,989	34,461
Capital in excess of par	174,126	160,103
Notes receivable from stockholders	(2,179)	(2,546)
Retained earnings	37,052	16,347

Total stockholders’ equity	243,988	208,365

Total liabilities and stockholders’ equity	$512,572	$498,689

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Notes	(Accumulated
	Common Stock		Capital in	Receivable	Deficit)
			Excess	from	Retained
	Shares	Amount	of Par	Stockholders	Earnings	Total

	(In thousands)
Balances at December 25, 1999	27,871	$27,871	$53,172	$(2,501)	$(4,848)	$73,694
Net income for 2000					25,378	25,378
Accretion of preferred stock to redemption value					(462)	(462)
Preferred stock dividends declared					(696)	(696)
Common stock dividends declared					(3,380)	(3,380)
Issuance of common stock under employee stock plans, net	457	457	5,785	(171)		6,071
Repurchases and retirements of common stock	(60)	(60)	(1,485)	388		(1,157)
Tax benefits from employee stock option plans			924			924

Balances at December 30, 2000	28,268	28,268	58,396	(2,284)	15,992	100,372
Net income for 2001					8,829	8,829
Accretion of preferred stock to redemption value					(212)	(212)
Preferred stock dividends declared					(348)	(348)
Common stock dividends declared					(7,914)	(7,914)
Conversion of redeemable convertible preferred stock	5,800	5,800	94,952			100,752
Issuance of common stock under employee stock plans, net	550	550	8,207	(1,292)		7,465
Repurchases and retirements of common stock	(157)	(157)	(3,801)	1,030		(2,928)
Tax benefits from employee stock option plans			2,349			2,349

Balances at December 29, 2001	34,461	34,461	160,103	(2,546)	16,347	208,365
Net income for 2002					29,060	29,060
Common stock dividends declared					(8,355)	(8,355)
Issuance of common stock under employee stock plans, net	583	583	11,137	(29)		11,691
Repurchases and retirements of common stock	(55)	(55)	(2,093)	396		(1,752)
Tax benefits from employee stock option plans			4,979			4,979

Balances at December 28, 2002	34,989	$34,989	$174,126	$(2,179)	$37,052	$243,988

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended

	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000

	($ in thousands)
Cash flows from operating activities:
Net income	$29,060	$8,829	$25,378
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	35,064	35,974	37,479
Deferred income taxes	4,305	(183)	6,665
Impairment of investment in Momentx Corporation	1,093
Loss on disposal of property, plant and equipment			1,360
Tax benefits from employee stock option plans	4,979	2,349	924
Provision for bad debts on trade accounts receivable			1,602
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	(1,547)	(12,411)	6,607
Other accounts receivable	2,955	1,586	(3,963)
Inventories	(1,533)	(12,497)	(11,044)
Prepaid expenses and other	(15,177)	(1,899)	(236)
Accounts payable and accrued liabilities	(1,292)	10,314	(14,832)
Accrued payroll and employee benefits	15,459	610	(5,179)

	73,366	32,672	44,761

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,468)	(40,598)	(24,513)
Retirement of property, plant and equipment	2,159	2,181	515
Purchase of certain assets of Specialty Frozen Products, L.P.			(18,922)
Purchase of common stock of Cherokee Cream Company, Inc.			(7,651)
Purchase of other independent distributors and other intangibles	(2,708)	(7,067)	(1,564)
(Increase) Decrease in other assets	(497)	1,832	(4,413)

	(47,514)	(43,652)	(56,548)

Cash flows from financing activities:
(Repayments of) Proceeds from long-term line of credit, net	(27,999)	34,600	29,395
Repayments of other long-term debt		(22,186)	(18,721)
Issuance of common stock under employee stock plans, net	11,691	7,465	6,071
Repurchases and retirements of common stock	(1,752)	(2,928)	(1,157)
Cash dividends paid	(8,323)	(7,042)	(4,238)

	(26,383)	9,909	11,350

Decrease in cash and cash equivalents	(531)	(1,071)	(437)
Cash and cash equivalents, beginning of year	1,650	2,721	3,158

Cash and cash equivalents, end of year	$1,119	$1,650	$2,721

Supplemental cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$7,757	$11,407	$12,853

Income taxes (net of refunds)	$11,050	$1,925	$6,400

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired			$39,934
Cash paid in connection with acquisitions			(26,777)

Liabilities assumed			$13,157

Conversion of redeemable convertible preferred stock to common stock		$100,752

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business

      Dreyer’s Grand Ice Cream, Inc. and its subsidiaries (the Company) are engaged primarily in the business of manufacturing and distributing ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

Segment Information

      The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

      Aggregated net sales consist of net sales of company branded products, including licensed and joint venture products (company brands), and net sales of products distributed for other manufacturers (partner brands) for management reporting purposes. Net sales of company brands were $752,352,000, $707,873,000 and $691,871,000 in 2002, 2001 and 2000, respectively. Net sales of partner brands were $593,605,000, $503,372,000 and $348,917,000 in 2002, 2001 and 2000, respectively.

Note 2.     Summary of Significant Accounting Policies

Consolidation

      The consolidated financial statements include the accounts of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries. All intercompany transactions have been eliminated.

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities and results of the activities of a variable interest entity. The Company will be implementing FIN 46 in the first quarter of 2003. Since the Company does not currently have a controlling financial interest in a variable interest entity, the implementation of this pronouncement is not expected to impact the Company’s financial position, results of operations or cash flows.

Fiscal Year

      The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Fiscal years 2002 and 2001 each consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash Equivalents

      The Company classifies financial instruments as cash equivalents if the original maturity of such investments is three months or less.

Inventories

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor, manufacturing overhead, and certain warehouse and distribution expenses.

Butter Investments

      Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in other income (expense), net. The Company first made investments in butter in 2002.

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

Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles, including goodwill and distribution rights, for impairment annually or between annual tests if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. Assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell. Such assets are not depreciated while held for sale.

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This pronouncement clarifies certain issues related to SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and develops a single accounting model for long-lived assets to be disposed of. The Company implemented SFAS No. 144 in the first quarter of 2002. The adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement requires recognition of goodwill and other identifiable intangible assets with indeterminate lives (“these assets”) as long-term assets. Amortization as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets are now tested for impairment on an annual basis and between annual tests if an event occurs or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its impairment test on each of its five reporting units. These reporting units correspond to the Company’s five geographic segments that it uses to manage its operations. Virtually all of the Company’s previous acquisitions (usually regional distributors) were located entirely within a singe reporting unit. Consequently, the Company has been able to specifically assign its goodwill to its reporting units for purposes of impairment testing. The Company estimates the fair market value of its reporting units based on a multiple of their specific pretax earning (after overhead allocations). The Company employs an earning multiple that it believes is the market rate for the valuation of businesses that are equivalent to its reporting units (i.e. size, profitability, cash flow, etc. The Company changed its method of accounting for goodwill and other intangible assets at the beginning of fiscal 2002 and completed its transitional impairment test during the first quarter of 2002 and its annual impairment test in August 2002. The Company has not recorded any impairment charges under SFAS No. 142.

      During 2001 and 2000, goodwill and distribution rights were amortized using the straight-line method over their estimated useful lives, ranging from 20 to 36 years. Beginning in 2002, goodwill is no longer amortized. Other intangibles are amortized using the straight-line method over their estimated useful lives, ranging from three to eight years (Note 8).

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

Advertising Costs

      The Company defers production costs for media advertising and expenses these costs in the period the advertisement is first run. All other advertising costs are expensed as incurred. At December 28, 2002 and December 29, 2001, deferred advertising spending, including consumer promotion spending, in the Consolidated Balance Sheet totaled $940,000 and $1,388,000, respectively. Advertising spending, including consumer promotion spending, was $27,059,000, $30,113,000 and $30,139,000 in 2002, 2001 and 2000, respectively.

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

      In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue.

      The Company adopted EITF 01-9 at the beginning of fiscal 2002 and presented the expenses described above of $228,272,000 in accordance with this pronouncement. The Company retroactively reclassified expenses of $188,453,000 and $153,568,000 in 2001 and 2000, respectively. The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling, general and administrative expenses with no effect on net income as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income Taxes

      Income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be used in future years to offset taxable income.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 for its annual period ended December 28, 2002.

      The Company accounts for its employee stock option and stock purchase plans (Note 17) using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The Company used the Black-Scholes option pricing model to estimate the fair value per share of options granted during 2002, 2001 and 2000. The assumptions used to compute compensation expense in the pro forma presentation below and to estimate the weighted-average fair market value per share of options granted are as follows:

	2002	2001	2000

Risk-free interest rate	4.70%	5.11%	6.68%
Dividend yield	.61%	.77%	.68%
Volatility	44.28%	44.36%	39.96%
Expected term (years)	5.90	5.90	5.90
Weighted average fair market value	$18.35	$14.39	$8.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation rather than the intrinsic value-based method provisions of APB Opinion No. 25:

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net income-as reported	$29,060	$8,829	$25,378
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	23,264	6,208	4,576

Pro forma net income under the fair value-based method	$5,796	$2,621	$20,802

Net income per common share:
Basic-as reported using the intrinsic value-based method	$.84	$.26	$.86

Basic-pro forma using the fair value-based method	$.17	$.07	$.70

Diluted-as reported using the intrinsic value-based method	$.77	$.24	$.72

Diluted-pro forma using the fair value-based method	$.15	$.07	$.59

      Total stock-based compensation expense for 2002 was $16,273,000 higher than it would have been had the accelerated vesting of stock options (Note 17) not occurred.

Net Income Per Common Share

      Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the additional dilutive effect of the Company’s potentially dilutive securities, which include stock options and the redeemable convertible preferred stock.

      Net income per common share is computed as follows:

	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000

	(In thousands, except per share amounts)
Income available to common stockholders – basic	$29,060	$8,269	$24,220
Add: preferred dividends and accretion		560	1,158

Net income available to common stockholders – diluted	$29,060	$8,829	$25,378

Weighted-average shares-basic	34,737	31,633	28,119
Dilutive effect of options	3,031	2,023	1,370
Dilutive effect of preferred stock		2,725	5,800

Weighted-average shares-diluted	37,768	36,381	35,289

Net income per common share:
Basic	$.84	$.26	$.86

Diluted	$.77	$.24	$.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Potentially dilutive securities are excluded from the calculations of diluted net income per common share if their inclusion would have an anti-dilutive effect. These anti-dilutive securities, stated in equivalent shares of common stock, consisted of 753,000 and 676,000 stock options at December 29, 2001 and December 30, 2000, respectively. There were no anti-dilutive securities at December 28, 2002.

      The redeemable convertible preferred stock was converted to common stock in the second quarter of 2001 (Note 14).

Guarantor’s Accounting and Disclosure Requirements for Guarantees Including the Indirect Guarantees of Indebtedness of Others

      In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company does not currently have any indirect guarantees of the indebtedness of others.

Note 3.     Merger and Contribution Agreement

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended, (the Merger Agreement), with New December, Inc. (New Dreyer’s), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine the Company with Nestlé Ice Cream Company, LLC (NICC), the Nestlé affiliate which holds Nestlé’s United States frozen dessert business. The combination will result in both the Company and NICC becoming wholly-owned subsidiaries of New Dreyer’s, a Delaware corporation formed by the Company to effect the transactions contemplated by the Merger Agreement (the Merger).

      A Registration Statement on Form S-4 was filed by New Dreyer’s with the SEC in connection with the Merger and was declared effective on February 14, 2003. A proxy statement/prospectus for a Special Meeting of Stockholders (Special Meeting) to vote on the Merger was mailed on February 18, 2003 to the Company’s stockholders of record as of January 29, 2003. On March 20, 2003, the Special Meeting was held and the Company’s stockholders approved the Merger Agreement and the Merger.

      If the Merger is completed, each stockholder (other than Nestlé and its affiliates) who holds shares of the Company’s common stock at the effective time of the Merger will receive one share of Class A Callable Puttable Common Stock of New Dreyer’s for each share of the Company’s common stock. Subject to the terms and conditions of the amended and restated certificate of incorporation of New Dreyer’s, the holders of New Dreyer’s Class A Callable Puttable Common Stock will be permitted to sell (put) some or all of their shares to New Dreyer’s for $83.00 per share during two periods, the first beginning on December 1, 2005 and ending on January 13, 2006, and the second beginning on April 3, 2006 and ending on May 12, 2006. The New Dreyer’s Class A Callable Puttable Common Stock will also be subject to redemption (call) by New Dreyer’s at the request of Nestlé at $88.00 per share during a six-month period beginning on January 1, 2007 and ending on June 30, 2007. At the effective time of the Merger, NICC Holdings will contribute all of its ownership interest of NICC to New Dreyer’s and will receive in exchange for such contribution, 55,001,299 shares of Class B Common Stock of New Dreyer’s. The Class B Common Stock is similar to the Class A Callable Puttable Common Stock, except that it lacks the call and put features and has additional voting rights. The shares of the Company’s common stock currently held by Nestlé will be converted into the same number of shares of Class B Common Stock of New Dreyer’s. As of December 28, 2002, Nestlé owned approximately 23 percent of the Company’s common stock on a diluted basis. If the Merger is completed, Nestlé and its affiliates will own approximately 67 percent of New Dreyer’s common stock on a diluted basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      In addition, if the Merger is completed, each outstanding option to purchase the Company’s common stock under the Company’s existing stock option plans will, at the completion of the Merger, be converted into an option to acquire:

•	prior to the date that New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or prior to the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., that number of shares of New Dreyer’s Class A Callable Puttable Common Stock equal to the number of shares of the Company’s common stock subject to the option immediately prior to the completion of the Merger, at the price or prices per share in effect immediately prior to the completion of the Merger.

•	at or after the date New Dreyer’s Class A Callable Puttable Common Stock is redeemed under the call right or after the completion of a short form merger of New Dreyer’s with Nestlé or an affiliate of Nestlé S.A., the same consideration that the holder of the options would have received had the holder exercised the stock options prior to the redemption or short form merger and received consideration in respect of the shares of Class A Callable Puttable Common Stock under the redemption or short form merger at the price or prices in effect at that time.

      The New Dreyer’s stock options will otherwise be subject to the same terms and conditions applicable to the original options to purchase the Company’s common stock immediately prior to the completion of the Merger.

      Certain regulatory requirements must be satisfied before the Merger is completed. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the rules promulgated thereunder by the United States Federal Trade Commission (the FTC), the Merger cannot be completed until notifications have been given and information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice (the Antitrust Division), and the specified waiting periods have expired or have been terminated. The Company and Nestlé filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on July 3, 2002. On August 2, 2002, the FTC made a request for additional information and documentary material. Both the Company and Nestlé declared substantial compliance with the FTC’s request by December 26, 2002. On February 25, 2003, the Company announced that the Company and Nestlé committed to the FTC not to close the Merger without first giving 20 days written notice to the FTC of an intent to close, and that in no event would the parties give such notice to the FTC in a manner that would permit the Merger to close prior to March 31, 2003.

      In an effort to address concerns of the FTC arising out of the Merger, on March 3, 2003, the Company and NICC entered into an agreement with Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc., for the sale and purchase of certain ice cream assets of Dreyer’s and certain distribution assets of NICC (the Sale Agreement). Under the terms of the Sale Agreement, the Company agreed to sell to Integrated Brands the Dreamery® and Whole Fruit™ Sorbet brands and, subject to the receipt of the required consent by Godiva Chocolatier, Inc. (Godiva), to assign the license for the Godiva® ice cream brand, and NICC agreed to sell to Integrated Brands its distribution assets in the states of Oregon, Washington and Florida and in the metropolitan areas of the San Francisco Bay Area, Southern California (Los Angeles and San Diego), Baltimore/ Washington, D.C., Philadelphia, Delaware Valley Area (PA) and Central/ Southern New Jersey. The Sale Agreement also contemplates that when the sale closes, the parties will enter into other ancillary agreements related to the manufacture and distribution of ice cream products. The sale to Integrated Brands will be completed only if the Merger is completed.

      On March 4, 2003, the FTC authorized its staff to commence legal action and seek a preliminary injunction to block the Merger pending trial. The Company, NICC, Nestlé and the FTC are discussing the terms of the proposed sale to Integrated Brands in order to address concerns expressed by the FTC. Depending on the outcome of these discussions, the Company, NICC and Nestlé may agree with the FTC to certain conditions relating to the Sale Agreement or other matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      A substantial delay in obtaining satisfactory approvals and consents from the FTC to close the Merger or the insistence upon unfavorable terms or conditions by the FTC, such as significant asset dispositions, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, or may result in the Company, NICC and Nestlé litigating with a governmental agency, or possibly cause the parties to the Merger Agreement to abandon the Merger. As a result, there can be no assurance that the Merger will close.

      Several of the Company’s joint venture partners and partner brand manufacturers have rights to terminate their arrangements with the Company upon completion of the Merger, subject to various other terms and conditions. The Company can provide no assurance as to the potential actions of these business partners. Should any of the Company’s significant partners or suppliers choose to terminate these arrangements in accordance with their rights to do so following the completion of the Merger, the Company may incur significant decreases in gross profit and/or be required to write-off certain assets as a result of the loss of these business partners. Unilever United States, Inc. (Unilever) has announced that it may decide to sell Ben & Jerry’s® through the grocer’s warehouse instead of through the Company’s distribution system after completion of the Merger. However, under the terms of the Company’s agreement with Unilever, Unilever must give the Company at least nine months notice after completion of the Merger to terminate its agreement with the Company.

      If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. The Merger will be accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC will be deemed to be the acquirer and the Company will be deemed to be the acquiree. As a result, the Company is charging to expense all costs related to the Merger as incurred. These expenses totaled $10,561,000 in 2002.

Note 4.     Significant Customers

      Trade accounts receivable, net at December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Trade accounts receivable	$92,854	$90,745
Allowance for doubtful accounts	1,586	1,024

	$91,268	$89,721

      Trade accounts receivable balances at December 28, 2002 and December 29, 2001 for significant customers were as follows:

	2002	2001

	(In thousands)
Albertson’s, Inc.	$6,192	$5,840
Kroger Co.	6,473	8,209
Safeway, Inc.	11,427	12,052

	$24,092	$26,101

      Net sales to customers that accounted for 10 percent or more of net sales were as follows:

	2002	2001	2000

	(In thousands)
Albertson’s, Inc.	$127,468	$123,085	$107,395
Kroger Co.	153,071	143,824	118,562
Safeway, Inc.	147,584	135,152	116,677

	$428,123	$402,061	$342,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 5.     Inventories

      Inventories at December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Raw materials	$7,706	$9,099
Finished goods	75,125	72,199

	$82,831	$81,298

Note 6.     Prepaid Expenses and Other Assets

      Prepaid expenses and other assets at December 28, 2002 and December 29, 2001, consisted of the following:

	2002	2001

	(In thousands)
Self-insurance claim deposits and prepaid insurance premiums	$18,741	$3,007
Butter investments	1,195
Other	4,090	5,842

	$24,026	$8,849

      During 2002, the Company recorded losses from butter investments of $3,069,000 which were recorded as Other income, net on the Consolidated Statement of Income. During 2001 and 2000, the Company made no investments in butter.

Note 7.     Property, Plant and Equipment

      Property, plant and equipment, net at December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Machinery and equipment	$266,844	$244,620
Buildings and improvements	98,832	90,461
Office furniture and fixtures	6,960	6,414

	372,636	341,495
Less: Accumulated depreciation and amortization	200,544	183,562

	172,092	157,933
Land	15,580	15,698
Construction in progress	21,174	24,934

	$208,846	$198,565

      Interest capitalized relating to capital assets under construction was $847,000, $821,000 and $527,000 in 2002, 2001 and 2000, respectively. Depreciation expense for property, plant and equipment was $34,028,000, $30,685,000 and $32,204,000 in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8.     Goodwill and Other Intangibles

      The Company adopted SFAS No. 142 at the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company reclassified the long-term deferred income tax liability associated with nondeductible goodwill, resulting in a noncash reduction in goodwill and a corresponding reduction in the deferred income tax liability of $10,166,000. Also in accordance with SFAS No. 142, the Company now presents goodwill separately from other intangibles in the Consolidated Balance Sheet. In addition, the Company reclassified $52,997,000 of acquisition-related intangibles with indefinite lives to goodwill at the beginning of the first quarter of 2002. In accordance with this pronouncement, the corresponding prior year amounts were not retroactively reclassified.

      The following pro forma table illustrates the effect on 2001 and 2000 net income available to common stockholders and the related per share amounts if SFAS No. 142 had been adopted on the first day of fiscal 2000. The pro forma adjustments reversing the effect of amortization on acquisition-related intangibles with indefinite lives (including goodwill, distribution rights and assembled workforce) of $4,326,000 and $3,796,000, in 2001 and 2000, respectively, are presented net of their associated income tax benefits of $1,514,000 and $1,424,000. The corresponding fiscal 2002 period has been presented for comparative purposes.

	2002	2001	2000

	($ in thousands, except
	per share amounts)
Reported net income	$29,060	$8,829	$25,378
Goodwill amortization, net of tax		2,812	2,372

Adjusted net income	$29,060	$11,641	$27,750

Net income per common share:
Reported basic	$.84	$.26	$.86
Goodwill amortization, net of tax		.09	.08

Adjusted basic	$.84	$.35	$.94

Reported diluted	$.77	$.24	$.72
Goodwill amortization, net of tax		.08	.07

Adjusted diluted	$.77	$.32	$.79

      The gross carrying amount and related accumulated amortization of other intangibles at December 28, 2002 and December 29, 2001 consisted of the following:

	2002		2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Distribution rights	$2,000	$728	$87,814	$35,216
Product formulation	4,239	4,239	4,239	4,239
Assembled workforce			2,438	369
Covenants not to compete	825	534	825	354
Trademark	618	502	618	402

	$7,682	$6,003	$95,934	$40,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Fiscal 2002 amortization expense of other intangibles totaled $679,000. Future estimated amortization expense of other intangibles at December 28, 2002 are as follows:

(In thousands)
Year ending:
2003	$617
2004	514
2005	479
2006	69
2007

$1,679

      Goodwill, net at December 28, 2002 and December 29, 2001 consisted of the following:

(In thousands)
Balance as of December 31, 2000	$36,551
Goodwill acquired during year	4,512
Amortization expense	(1,949)

Balance as of December 29, 2001	39,114
Acquisition-related intangibles subsumed into Goodwill	52,997
Deferred income tax liability	(10,166)
Goodwill acquired during year	2,706

Balance as of December 28, 2002	$84,651

Note 9.     Investment in Momentx Corporation

      At December 29, 2001, the Company had a $1,093,000 investment in Momentx Corporation (Momentx), included in long-term Other assets. Momentx is an e-market solution provider for the dairy, food and beverage industries. The Company followed the cost method of accounting for this investment since its ownership interest represented less than three percent of the outstanding common stock. During the second quarter of 2002, the Company determined that Momentx’s shortfalls to its business plan, which plan called for a substantial acceleration of its sales growth which did not occur, negatively impacted the recovery of the Company’s investment. The Company therefore recorded a $1,093,000 impairment charge which is included as a component of Other income, net, in the 2002 Consolidated Statement of Income.

Note 10.     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at December 28, 2002 and December 29, 2001, consisted of the following:

	2002	2001

	(In thousands)
Accounts payable	$18,826	$20,366
Accrued liabilities	71,708	71,428

	$90,534	$91,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 11.     Income Tax Provision (Benefit)

      The income tax provision (benefit) consisted of the following:

	2002	2001	2000

	(In thousands)
Current:
Federal	$12,382	$4,155	$7,691
State	1,892	782	877

	14,274	4,937	8,568

Deferred:
Federal	4,595	451	6,325
State	(290)	(634)	340

	4,305	(183)	6,665

	$18,579	$4,754	$15,233

      The net deferred income tax liability as of December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Net deferred income tax assets – current:
Net operating loss carryforwards	$70	$270
Accrued employee benefits	1,396	1,479
Tax credit carryforwards	2,164	3,027
Merger transaction expenses	2,057
Other	(2,162)	(1,229)
Valuation allowance for Merger transaction expenses	(2,057)

	1,468	3,547

Net deferred income tax liabilities — noncurrent:
Intangible assets and related amortization	(3,011)	(12,272)
Depreciation	(14,398)	(13,035)
Other	1,163	817
Valuation allowance for Momentex impairment	(304)

	(16,550)	(24,490)

	$(15,082)	$(20,943)

      The federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	0.7	2.0
Tax credits	(0.7)	(2.5)	(0.7)
Valuation allowance	4.6
Other	(2.1)	1.8	1.2

	39.0%	35.0%	37.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      At December 28, 2002, the Company had deferred tax assets relating to tax credit carryforwards totaling $2,164,000 that expire between 2015 and 2022. Utilization of these tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

      In fiscal 2002, the Company recorded a valuation allowance of $2,361,000 related both to certain potentially nondeductible Merger transaction expenses and to the impairment of the Company’s investment in Momentx Corporation. Management believes it is more likely than not that the deferred tax assets associated with these transactions will not be used in future years to offset taxable income.

Note 12.     Long-Term Debt

      Long-term debt at December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Revolving line of credit with banks, due 2005 with interest payable at seven different interest rate options	$92,100	$120,100
Senior notes, with principal due through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent	28,572	28,571

	120,672	148,671
Less: Current portion	2,143

	$118,529	$148,671

      The aggregate annual maturities of long-term debt as of December 28, 2002 are as follows:

(In thousands)
Year ending:
2003	$2,143
2004	2,143
2005	94,243
2006	8,810
2007	6,666
Later years	6,667

$120,672

Revolving Line of Credit

      The Company has a credit agreement with certain banks for a total revolving line of credit of $240,000,000. Offshore borrowings under the line bear interest at LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line bear interest at PRIME plus a margin ranging from zero percent to 1.375 percent. The interest rate on the revolving line of credit was 2.56 percent at December 28, 2002. The Company’s revolving line of credit agreement prohibits the declaration and payment of dividends in excess of $10,000,000 and $15,000,000 in 2001 and 2002, respectively, and in excess of $20,000,000 in each of the years 2003, 2004 and 2005. The unused portion of the $240,000,000 revolving line of credit was $147,900,000 at December 28, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fair Value of Financial Instruments

      As of December 28, 2002 and December 29, 2001, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

      Under its long-term debt obligations, the Company is subject to various financial covenant requirements, including the dividend restrictions discussed above. The Company is in compliance with its financial covenants.

Note 13.     Leasing Arrangements

      The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of nine years (including renewal options) except one that has 85 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.

      Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 28, 2002 are as follows:

(In thousands)
Year ending:
2003	$10,978
2004	6,413
2005	4,577
2006	3,282
2007	1,777
Later years	3,292

$30,319

      Rental expense under all operating leases, both cancelable and noncancelable, was $16,961,000, $15,546,000 and $12,750,000 in 2002, 2001 and 2000, respectively.

Note 14.     Redeemable Convertible Preferred Stock

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

      Pursuant to the terms of the Merger Agreement (Note 3), if the Merger is completed, there will be no shares of, or rights to acquire the Company’s preferred stock.

Note 15.     Common Stock

Dividends

      The Company paid a regular quarterly dividend of $.06 per share of common stock for each quarter of 2002 and 2001, and $.03 per share of common stock for each quarter of 2000. During 1987, the Board of Directors declared a dividend of one Preferred Stock Purchase Right (the Rights) for each outstanding share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of common stock. Under certain conditions, the Rights become exercisable for the purchase of the Company’s preferred or common stock.

      Pursuant to the terms of the Merger Agreement (Note 3), if the Merger is completed, there will be no shares of, or rights to acquire, the Company’s preferred stock.

Note 16.     Employee Benefit Plans

      The Company maintains a defined contribution retirement plan (pension plan) for employees not covered by collective bargaining agreements. The pension plan provides retirement and other benefits based upon the assets of the plan held by the trustee. The Company contributed five percent of the eligible participants’ annual compensation to the plan during 2002, 2001 and 2000. The Company also maintains a salary deferral plan (401(k) plan) under which it may make a matching contribution of a percentage of each participant’s annual deferred salary amount.

      Pension expense and 401(k) matching contributions under these plans were approximately $10,633,000, $8,155,000 and $6,978,000 in 2002, 2001 and 2000, respectively. The Company’s liability for accrued pension contributions and 401(k) matching contributions was $10,711,000 and $8,237,000 at December 28, 2002 and December 29, 2001, respectively.

      Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $1,119,000, $1,135,000 and $1,031,000 in 2002, 2001 and 2000, respectively.

Note 17.     Employee Stock Plans

      The Company offers various stock option plans, a Section 423 Employee Stock Purchase Plan and an Employee Secured Stock Purchase Plan to certain employees.

Stock Option Plans

      The Company has two stock option plans under which options may be granted for the purchase of the Company’s common stock at a price not less than 100 percent of the fair market value at the date of grant, and a third plan which has expired. The non-qualified stock option plan (the 1992 Plan) provides that options are not exercisable until after two years from the date of grant and expire upon death or termination of employment. The qualified stock option plan (the 1993 Plan), under which granted options may be either incentive stock options or non-qualified stock options, provides that options expire no later than 10 years from the date of grant. This plan also provides that most of the terms of the options, such as vesting, are within the discretion of the compensation committee, comprised of certain members of the Company’s Board of Directors.

      The Company’s stock option plans provide for an immediate vesting of all options under the plans in the event of an approval by the Board of Directors of an event which will cause a change in control of the Company. Accordingly, when the Company’s Board of Directors approved the Merger Agreement (Note 3), all unvested stock options under both plans became fully vested. In connection with the Merger, certain officers and employees entered into employment agreements that included a provision that waived their rights to this accelerated vesting of their stock options which were unvested at the time the Board of Directors approved the Merger Agreement (the deferred options). If the Merger is not completed, the employment agreements and waivers will terminate and the deferred options will become immediately exercisable.

      In May 1999, the stockholders approved an amendment to the 1993 Plan to increase the number of shares reserved for issuance thereunder from 4,400,000 to 6,400,000. In May 2001, the stockholders approved an additional amendment to the 1993 Plan to increase the number of shares reserved for issuance thereunder by 848,425 shares on the date of each annual meeting of stockholders, beginning with the 2001 annual meeting and ending with the 2005 annual meeting. However, because of the pending Merger, no shares will be reserved for issuance on the date of the 2003 annual meeting. If the Merger is not completed, then the Company will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

reserve 848,425 shares for issuance annually through 2005 to comply with the terms of the 1993 Plan (as amended). Options available for grant under the incentive stock option plan (the 1982 Plan) expired during 2000.

      Stock options exercisable were 5,345,000, 3,427,000 and 3,001,000 at year-end 2002, 2001 and 2000, respectively. These stock options were exercisable at weighted-average prices per share of $18.70, $15.10 and $14.84 in 2002, 2001 and 2000, respectively.

      The activity in the three stock option plans for each of the three years in the period ended December 28, 2002 follows:

	Options		Weighted-
	Available	Options	Average
	for Grant	Outstanding	Price Per Share

	(In thousands, except per share amounts)
Balances at December 25, 1999	1,713	5,073	$14.91
Granted	(988)	988	17.80
Exercised		(162)	14.84
Canceled	118	(118)	16.01
Expired	(253)

Balances at December 30, 2000	590	5,781	15.38
Authorized	848
Granted	(780)	780	31.02
Exercised		(403)	13.50
Canceled	15	(15)	20.49

Balances at December 29, 2001	673	6,143	17.48
Authorized	848
Granted	(695)	695	39.58
Exercised		(494)	18.73
Canceled	12	(12)	25.49

Balances at December 28, 2002	838	6,332	19.79

      Pursuant to the terms of the Merger Agreement (Note 3), no additional options or awards with respect to the Company’s common stock can be granted under the Company’s stock option plans. If the Merger is completed, the 838,000 options available for grant at December 28, 2002, will not be granted. However, if the Merger is not completed or the Merger Agreement either expires or is terminated, these options will become available for future grant.

      Significant option groups outstanding at December 28, 2002 and related weighted-average exercise price per share and life information follows:

	Options Outstanding			Options Outstanding

			Weighted-
Exercise		Weighted-	Average		Weighted-
Price	Options	Average	Remaining	Options	Average
Range	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

(In thousands, except years and per share amounts)
$ 9.75-13.75	1,981	$12.47	4.8	1,785	$12.48
14.09-19.75	2,360	16.12	5.1	2,137	15.99
21.44-31.13	1,332	27.38	6.9	995	26.67
39.40-46.50	659	39.59	9.1	428	39.69

	6,332			5,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Section 423 Employee Stock Purchase Plan

      Under the Section 423 Employee Stock Purchase Plan, employees may authorize payroll deductions of up to 10 percent of their compensation for the purpose of acquiring shares of the Company’s common stock at 85 percent of the market price determined at the beginning of a specified 12-month period. Under this plan, employees purchased 72,000 shares at prices ranging from $25.43 to $25.50 per share in 2002, 86,000 shares at prices ranging from $16.89 to $18.81 per share in 2001 and 136,000 shares at prices ranging from $10.36 to $14.50 per share in 2000. Compensation cost based on the fair value of the employees’ purchase rights was not material in 2002, 2001 and 2000.

      Pursuant to the terms of the Merger Agreement (Note 3), if the Merger is completed, the plan will be terminated according to its terms following the completion of the last offering period. From the date of the Merger Agreement until the date that the Merger is completed, or the date the Merger Agreement either expires or is terminated, no new enrollment period will be offered to the Company’s employees.

Employee Secured Stock Purchase Plan

      Under the Employee Secured Stock Purchase Plan, on specified dates employees may purchase shares of the Company’s common stock at fair market value by paying 20 percent of the purchase price in cash and the remaining 80 percent of the purchase price in the form of a non-recourse promissory note with a term of 30 years. These notes have been classified as a reduction of stockholders’ equity. Under this plan, employees purchased 17,000 shares at a price of $38.64 per share in 2002, 61,000 shares at prices ranging from $27.40 to $32.69 per share in 2001 and 125,000 shares at prices ranging from $17.00 to $23.50 per share in 2000.

      Pursuant to the terms of the Merger Agreement (Note 3), if the Merger is completed, this plan will be terminated pursuant to its terms. Until that time, no additional opportunities to purchase the Company’s common stock will be offered to the participants thereunder. From the date of the Merger Agreement until the date that the Merger is completed, or the date the Merger Agreement either expires or is terminated, employees will not be permitted to purchase the Company’s common stock under this plan.

Note 18.     Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.     Commitments and Contingencies

      The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

      The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months. Future minimum purchase obligations for the next five years and thereafter at December 28, 2002 total approximately $96,405,000. Of this amount, approximately $88,955,000 is payable in 2003 and approximately $7,450,000 is payable in 2004.

Note 20.     Selected Quarterly Financial Data (Unaudited)

			Net Income (Loss) Available to
			Common Stockholders(1),(2)

				Per Common
				Share(4)
		Gross
	Net sales(3)	profit(3)		Basic	Diluted

	(In thousands, except per share data)
2002
1st Quarter	$290,414	$28,253	$1,310	$.04	$.04
2nd Quarter	376,811	53,946	11,686	$.34	$.31
3rd Quarter	383,598	55,974	10,334	$.30	$.27
4th Quarter	295,134	42,266	5,730	$.16	$.15

	$1,345,957	$180,439	$29,060

2001
1st Quarter	$239,413	$22,623	$(4,886)	$(.17)	$(.17)
2nd Quarter	335,424	42,098	6,935	$.24	$.20
3rd Quarter	361,636	40,616	6,048	$.18	$.17
4th Quarter	274,772	25,019	172	$.00	$.00

	$1,211,245	$130,356	$8,269

(1)	Net income (loss) for 2001 has been reduced by preferred stock dividends and accretion of the preferred stock to its redemption value.

(2)	Fiscal 2002 results include $10,561,000 of Merger transaction expenses. In addition, fiscal 2002 results do not include goodwill amortization because, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and other indefinite-lived intangible assets no longer be amortized. Other income, net for fiscal 2002 includes $3,069,000 of losses from butter trading activities and a $1,093,000 impairment charge on an investment in Momentx Corporation.

(3)	As a result of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, certain expenses previously classified as selling, general and administrative expenses are now recorded as a reduction of net sales beginning in the first quarter of 2002. In accordance with this pronouncement, the net sales and gross profit amounts reflect these retroactive reclassifications which had no effect on net income (loss) as previously reported.

(4)	The number of weighted-average shares outstanding used in the quarterly computation of net income (loss) per common share increases and decreases as shares are issued and repurchased during the year. In addition, the number of weighted-average shares outstanding can also vary each quarter due to the exclusion of securities that would have an anti-dilutive effect. For these reasons, the sum of net income (loss) per common share for the quarters may not be the same as the net income (loss) per common share for the year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Dreyer’s Grand Ice Cream, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dreyer’s Grand Ice Cream, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 of the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in the first quarter of 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Francisco, California
March 28, 2003

SCHEDULE II

DREYER’S GRAND ICE CREAM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Table in thousands)

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

Fiscal year ended December 30, 2000:
Allowance for doubtful accounts	$5,715 (2)	$2,175 (4)	$5,279	(1),(3)	$2,611 (4)
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	38,783	5,275	—		44,058
Restructuring and other accruals	389	—	389		—

	$44,887	$7,450	$5,668		$46,669

Fiscal year ended December 29, 2001:
Allowance for doubtful accounts	$2,611 (4)	$587	$2,174	(1),(5)	$1,024
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	44,058	5,289	—		49,347

	$46,669	$5,876	$2,174		$50,371

Fiscal year ended December 28, 2002:
Allowance for doubtful accounts	$1,024	$884	$322	(1)	$1,586
Accumulated amortization of goodwill, distribution rights, and other intangibles, and other assets	49,347	1,036	42,661	(6)	7,722

	$50,371	$1,920	$42,983		$9,308

(1)	Write-off of receivables considered uncollectible.

(2)	Includes a bad debt allowance of $5,000,000 for trade accounts receivable from an independent distributor in Texas.

(3)	Includes the write-off of trade accounts receivable from an independent distributor in Texas referred to in (2) above.

(4)	Includes a bad debt provision of $1,602,000 for uncollectible receivables from the bankruptcy of a major grocery retailer in the Northeast.

(5)	Includes the write-off of trade accounts receivable from a major grocery retailer in the Northeast referred to in (4) above.

(6)	Includes acquisition-related intangibles subsumed into Goodwill.

      (c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock and Warrant Purchase Agreement dated as of May 6, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 2.1(11)).
2.2	First Amendment to Stock and Warrant Purchase Agreement dated as of June 14, 1994 by and between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc., amending Exhibit 2.1 (Exhibit 2.1(12)).
2.3	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the definitive proxy statement filed by Dreyer’s Grand Ice Cream, Inc. on February 18, 2003) (25).
3.1	Certificate of Incorporation of Dreyer’s Grand Ice Cream, Inc., as amended, including the Certificate of Designation of Series A Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock and the Certificate of Designation of Series B Convertible Preferred Stock, as amended, setting forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such series of Preferred Stock (Exhibit 3.1(12)).
3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preference Stock (Exhibit 3.2(13)).
3.3	By-laws of Dreyer’s Grand Ice Cream, Inc., as last amended May 2, 1994 (Exhibit 3.2(12)).
4.1	Amended and Restated Rights Agreement dated March 4, 1991 between Dreyer’s Grand Ice Cream, Inc. and Bank of America, NT & SA (Exhibit 10.1(4)).
4.2	Registration Rights Agreement dated as of June 30, 1993 among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, and GE Investment Private Placement Partners, I and General Electric Capital Corporation (Exhibit 4.1(8)).
4.3	Amendment to Registration Rights Agreement dated May 6, 1994 by and among Dreyer’s Grand Ice Cream, Inc., Trustees of General Electric Pension Trust, GE Investment Private Placement Partners, I and General Electric Capital Corporation, amending Exhibit 4.2 (Exhibit 4.1(10)).
4.4	First Amendment to Amended and Restated Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and First Interstate Bank of California (as successor Rights Agent to Bank of America NT & SA), amending Exhibit 4.1 (Exhibit 4.1(12)).
4.5	Registration Rights Agreement dated as of June 14, 1994 between Dreyer’s Grand Ice Cream, Inc. and Nestlé Holdings, Inc. (Exhibit 4.2(12)).
4.6	Second Amendment to Amended and Restated Rights Agreement dated March 17, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, (as successor Rights Agent to Bank of California), amending Exhibit 4.1 (Exhibit 10.1 (16)).
4.7	Third Amendment to Amended and Restated Rights Agreement dated May 15, 1997 between Dreyer’s Grand Ice Cream, Inc. and ChaseMellon Shareholder Services, LLC, as Rights Agent, amending Exhibit 4.1 (Exhibit 10.1 (18)).
10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8 (1)).
10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc., (Exhibit 10.2 (13)).
10.3*	Form of Indemnification Agreement between Dreyer’s Grand Ice Cream, Inc. and each officer and director of Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.47(2)).
10.4	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(3)).

Exhibit
Number	Description

10.5	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc., amending Exhibit 10.4 (Exhibit 10.53(3)).
10.6*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(9)).
10.7*	Description of Dreyer’s Grand Ice Cream, Inc. Incentive Bonus Plan (Exhibit 10.57(6)).
10.8*	Dreyer’s Grand Ice Cream, Inc. Income Swap Plan (Exhibit 10.38(9)).
10.9	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(14)).
10.10	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.29(17)).
10.11	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., amending Exhibits 10.2 and 10.4 (Exhibit 10.30(17)).
10.12	$15,000,000 7.68% Series A Senior Notes Due 2002, $15,000,000 8.06% Series B Senior Notes Due 2006 and $20,000,000 8.34% Series C Senior Notes Due 2008: Form of Note Agreement dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company (Exhibit 10.1(15)).
10.13	First Amendment dated as of November 17, 1998 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of The Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.12. (Exhibit 10.37 (19)).
10.14	Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., or the Banks party to the agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager (Exhibit 10.1 (20)).
10.15**	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(23)).
10.16*	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23 (23)).
10.17	First Amendment dated April 19, 2001 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager, amending Exhibit 10.14 (Exhibit 10.1 (21)).
10.18	Second Amendment dated as of September 26, 2001 to Note Purchase Agreements dated as of June 6, 1996 between Dreyer’s Grand Ice Cream, Inc. and each of the Prudential Insurance Company of America, Pruco Life Insurance Company, and Transamerica Life Insurance and Annuity Company, amending Exhibit 10.16 to the 2000 Annual Report on Form 10-K, amending Exhibit 10.13 (Exhibit 10.1 (22)).
10.19	Second Amendment dated October 18, 2002 to Credit Agreement dated as of July 25, 2000 among Dreyer’s Grand Ice Cream, Inc., the banks party to this agreement, Bank of America, N.A. as Agent for the Banks, as Swing Line Bank and as Letter of Credit Issuing Bank; Union Bank of California, N.A. as Syndication Agent and Banc of America Securities LLC as Lead Arranger and Book Manager. (Exhibit 10.1 (24)).
21	Subsidiaries of Registrant.
23	Consent of Independent Accountants.
99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)(3).

**	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988 filed on March 31, 1989.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on March 20, 1991.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 29, 1990 filed on March 29, 1991.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1992 filed on March 26, 1993.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on June 25, 1993.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended on June 26, 1993 filed on August 10, 1993.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1994 filed on May 10, 1994.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 9, 1994.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1994 filed on August 9, 1994.

(13)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(14)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(15)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 filed on August 13, 1996.

(16)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K/ A filed on March 21, 1997.

(17)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(18)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Current Report on Form 8-K filed on May 19, 1997.

(19)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 26, 1998 filed on March 26, 1999.

(20)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 23, 2000 filed on November 7, 2000.

(21)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 filed on May 15, 2001.

(22)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001.

(23)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(24)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 filed on November 13, 2002.

(25)	Incorporated by reference to Annex A to the definitive proxy statement filed by Dreyer’s Grand Ice Cream, Inc. on February 18, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

BY: /s/ T. GARY ROGERS

(T. GARY ROGERS)
Chairman of the Board and
Chief Executive Officer and Director
(Principal Executive Officer)

Date:     March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GARY ROGERS (T. Gary Rogers)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ WILLIAM F. CRONK, III (William F. Cronk, III)	President and Director	March 28, 2003

/s/ EDMUND R. MANWELL (Edmund R. Manwell)	Secretary and Director	March 28, 2003

/s/ TIMOTHY F. KAHN (Timothy F. Kahn)	Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ JEFFREY P. PORTER (Jeffrey P. Porter)	Corporate Controller (Principal Accounting Officer)	March 28, 2003

/s/ JAN L. BOOTH (Jan L. Booth)	Director	March 28, 2003

/s/ ROBERT A. HELMAN (Robert A. Helman)	Director	March 28, 2003

/s/ M. STEVEN LANGMAN (M. Steven Langman)	Director	March 28, 2003

/s/ JOHN W. LARSON (John W. Larson)	Director	March 28, 2003

/s/ TIMOTHY P. SMUCKER (Timothy P. Smucker)	Director	March 28, 2003

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

      Not applicable.

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, T. Gary Rogers, certify that:

      1.     I have reviewed this annual report on Form 10-K of Dreyer’s Grand Ice Cream, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ T. GARY ROGERS
T. Gary Rogers
Chairman of the Board of Directors and
Chief Executive Officer

Dated:     March 28, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Timothy F. Kahn, certify that:

      1.     I have reviewed this annual report on Form 10-K of Dreyer’s Grand Ice Cream, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY F. KAHN
Timothy F. Kahn
Vice President — Finance and Administration and
Chief Financial Officer

Dated:     March 28, 2003