Form 10-Q
period 2003-03-29
DREYERS GRAND ICE CREAM INC
filed 2003-05-13
CIK 352305

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Yes [X]          No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [X]          No  [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $1 par value	Shares Outstanding May 12, 2003 35,096,164

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED BALANCE SHEET

	Mar. 29, 2003	Dec. 28, 2002

($ in thousands, except per share amounts)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,490	$1,119
Trade accounts receivable, net of allowance for doubtful accounts of $2,472 in 2003 and $1,586 in 2002	97,288	91,268
Other accounts receivable	13,146	13,161
Inventories	100,119	82,831
Deferred income taxes	1,433	1,468
Prepaid expenses and other	27,565	24,026

Total current assets	241,041	213,873

Property, plant and equipment, net	207,043	208,846
Goodwill	86,293	84,651
Other intangibles, net	1,562	1,679
Other assets	4,448	3,523

Total assets	$540,387	$512,572

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$98,404	$90,534
Accrued payroll and employee benefits	23,839	40,828
Current portion of long-term debt	2,143	2,143

Total current liabilities	124,386	133,505

Long-term debt, less current portion	154,929	118,529
Deferred income taxes	16,590	16,550

Total liabilities	295,905	268,584

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1 par value - 10,000,000 shares authorized; no shares issued or outstanding in 2003 and 2002
Common stock, $1 par value - 60,000,000 shares authorized; 35,036,000 shares and 34,989,000 shares issued and outstanding in 2003 and 2002, respectively	35,036	34,989
Capital in excess of par	175,695	174,126
Notes receivable from stockholders	(2,070)	(2,179)
Retained earnings	35,821	37,052

Total stockholders’ equity	244,482	243,988

Total liabilities and stockholders’ equity	$540,387	$512,572

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Thirteen Weeks Ended

($ in thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002

Net sales	$298,424	$290,414

Costs and expenses:
Cost of goods sold	264,509	262,161
Selling, general and administrative	27,173	25,415
Interest, net of amounts capitalized	1,226	1,786
Other income, net	(460)	(995)
Merger transaction expenses	4,548

	296,996	288,367

Income before income tax provision	1,428	2,047

Income tax provision	557	737

Net income	$871	$1,310

Net income per common share:
Basic	$.02	$.04

Diluted	$.02	$.04

Dividends per common share	$.06	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Notes
	Common Stock			Receivable
			Capital in	From	Retained
(In thousands)	Shares	Amount	Excess of Par	Stockholders	Earnings	Total

Balances at December 29, 2001	34,461	$34,461	$160,103	$(2,546)	$16,347	$208,365
Net income					1,310	1,310
Common stock dividends declared					(2,077)	(2,077)
Issuance of common stock under employee stock plans, net	196	196	3,444	(380)		3,260
Repurchases and retirements of common stock	(32)	(32)	(1,297)	256		(1,073)

Balances at March 30, 2002	34,625	$34,625	$162,250	$(2,670)	$15,580	$209,785

Balances at December 28, 2002	34,989	$34,989	$174,126	$(2,179)	$37,052	$243,988
Net income					871	871
Common stock dividends declared					(2,102)	(2,102)
Issuance of common stock under employee stock plans, net	47	47	1,569	109		1,725

Balances at March 29, 2003	35,036	$35,036	$175,695	$(2,070)	$35,821	$244,482

      See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended

($ in thousands)	Mar. 29, 2003	Mar. 30, 2002

Cash flows from operating activities:
Net income	$871	$1,310
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	8,812	8,477
Deferred income taxes	75	113
Loss on disposal of property, plant and equipment	583	150
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(6,020)	(28,717)
Other accounts receivable	15	(1,399)
Inventories	(17,288)	(9,201)
Prepaid expenses and other	(3,539)	(9,352)
Accounts payable and accrued liabilities	7,867	18,080
Accrued payroll and employee benefits	(16,989)	(4,099)

	(25,613)	(24,638)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,361)	(13,985)
Retirement of property, plant and equipment	25	38
Purchase of independent distributors and other intangibles	(1,692)	(2,438)
Increase in other assets	(1,014)	(1,350)

	(10,042)	(17,735)

Cash flows from financing activities:
Proceeds from long-term line of credit, net	36,400	42,200
Issuance of common stock under employee stock plans, net	1,725	3,260
Repurchases and retirements of common stock		(1,073)
Cash dividends paid	(2,099)	(2,068)

	36,026	42,319

Increase (decrease) in cash and cash equivalents	371	(54)
Cash and cash equivalents, beginning of period	1,119	1,650

Cash and cash equivalents, end of period	$1,490	$1,596

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$692	$1,320

Income taxes (net of refunds)	$192	$140

                   See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Operations and Financial Statement Presentation

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

     The consolidated financial statements for the thirteen weeks ended March 29, 2003 and March 30, 2002 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 28, 2002, appearing in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

NOTE 2 – Certain Significant Accounting Policies

Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable; the adequacy of the valuation allowance for deferred tax assets; the recoverability of goodwill; the recoverability and estimated useful lives of property, plant and equipment; the adequacy of the Company’s liabilities for self-insured health, workers compensation and vehicle plans; and the adequacy of the Company’s liabilities for employee bonuses and profit-sharing plan contributions, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock options. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 for its annual period ended December 28, 2002.

     Each outstanding and unvested option to purchase the Company’s common stock under the Company’s existing stock option plans became fully vested on June 14, 2002, the date that the Company’s board of directors approved the Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement) and the transactions contemplated by the Merger Agreement (Note 3). In connection with the execution of the Merger Agreement, certain executive officers waived their rights to accelerated vesting of their unvested stock options in conjunction with entering into employment agreements with New Dreyer’s. The employment agreements will become effective if and when the transactions contemplated by the Merger Agreement are completed. Under the Merger Agreement, the Company can have no more than 41,393,348 outstanding or issuable shares of common stock if and when the transactions contemplated by the Merger Agreement are completed. This total includes shares issuable upon exercise of options, whether vested or unvested.

     The Company accounts for its employee stock option and stock purchase plans using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     For disclosure purposes only, the Company used the Black-Scholes option pricing model to estimate the fair value per share of options granted. No pro forma stock-based compensation expense was computed for the thirteen weeks ended March 29, 2003 because no options were granted during that period and all stock compensation expense related to options granted prior to the thirteen weeks ended March 29, 2003 was reflected in pro forma net income for 2002 due to the accelerated vesting of stock options in June 2002. The assumptions used to compute compensation expense in the pro forma presentation below and to estimate the weighted-average fair market value per share of options granted during the thirteen weeks ended March 30, 2002 are as follows:

Mar. 30, 2002

Risk-free interest rate	4.70%
Dividend yield	.61%
Volatility	44.28%
Expected term (years)	5.90
Weighted average fair market value	$18.35

     The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation rather than the intrinsic value-based method provisions of APB Opinion No. 25:

(In thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002

Net income-as reported	$871	$1,310
Deduct: total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects of $138		245

Pro forma net income under the fair value-based method	$871	$1,065

Net income per common share:
Basic-as reported using the intrinsic value-based method	$.02	$.04

Basic-pro forma using the fair value-based method	$.02	$.03

Diluted-as reported using the intrinsic value-based method	$.02	$.04

Diluted-pro forma using the fair value-based method	$.02	$.03

NOTE 3 – Merger and Contribution Agreement

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

     In an effort to address concerns of the FTC arising out of the Merger, on March 3, 2003, the Company and NICC entered into an agreement with Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc., for the sale and purchase of certain ice cream assets of Dreyer’s and certain distribution assets of NICC (the Sale Agreement). Under the terms of the Sale Agreement, the Company agreed to sell to Integrated Brands the Dreamery® and Whole Fruit™ Sorbet brands and, subject to the receipt of the required consent by Godiva Chocolatier, Inc. (Godiva), to assign the license for the Godiva® ice cream brand, and NICC agreed to sell to Integrated Brands its distribution assets in the states of Oregon, Washington and Florida and in the metropolitan areas of the San Francisco Bay Area, Southern California (Los Angeles and San Diego), Baltimore/Washington, D.C., Philadelphia, Delaware Valley Area (PA) and Central/Southern New Jersey. The Sale Agreement also contemplates that when the sale closes, the parties will enter into other ancillary agreements related to the manufacture and distribution of ice cream products. The sale to Integrated Brands will be completed only if the Merger is completed.

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

     If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. The Merger will be accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC will be deemed to be the acquirer and the Company will be deemed to be the acquiree. As a result, the Company is charging to expense all costs related to the Merger as incurred. These expenses totaled $4,548,000 for the thirteen weeks ended March 29, 2003. Through the first quarter of 2003, the Company has incurred $15,109,000 of Merger transaction expenses.

NOTE 4 – Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 29, 2003 and December 28, 2002 consisted of the following:

(In thousands)	Mar. 29, 2003	Dec. 28, 2002

Raw materials	$9,005	$7,706
Finished goods	91,114	75,125

	$100,119	$82,831

NOTE 5 – Butter Investments

     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other income, net. The Company typically holds its butter investments for up to four months.

     Investments in butter, included in Prepaid expenses and other, totaled $7,106,000 and $1,195,000, at March 29, 2003 and December 28, 2002, respectively. During the thirteen weeks ended March 29, 2003 and March 30, 2002, the Company recorded losses from butter investments of $787,000 and $315,000, respectively.

NOTE 6 – Goodwill and Other Intangibles

     The gross carrying amount and related accumulated amortization of other intangibles at March 29, 2003 and December 28, 2002 consisted of the following:

	March 29, 2003			December 28, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

(In thousands)
Distribution rights	$2,000	$828	$1,172	$2,000	$728	$1,272
Product formulation	4,239	4,239		4,239	4,239
Covenants not to compete	875	576	299	825	534	291
Trademark	618	527	91	618	502	116

	$7,732	$6,170	$1,562	$7,682	$6,003	$1,679

     Amortization expense of other intangibles for the thirteen weeks ended March 29, 2003 was $167,000. Future estimated amortization expense for the remaining thirty-nine weeks of fiscal 2003 and for the four fiscal periods ending on the last Saturday of December 2004 through 2007 are as follows:

(In thousands)
Year ending:
2003	$418
2004	482
2005	475
2006	137
2007	50

$1,562

     The changes in the carrying amount of goodwill for the thirteen weeks ended March 29, 2003, are as follows:

(In thousands)
Balance as of December 28, 2002	$84,651
Goodwill acquired during year	1,642

Balance as of March 29, 2003	$86,293

NOTE 7 – Net Income Per Common Share

     The denominator for basic net income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net income per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities which includes stock options. The following table reconciles the numerators and denominators of the basic and diluted net income per common share calculations:

	Thirteen Weeks Ended

(In thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002

Net income-basic and diluted	$871	$1,310

Weighted-average shares-basic	35,011	34,510
Dilutive effect of options	3,180	2,643

Weighted-average shares-diluted	38,191	37,153

Net income per common share:
Basic	$.02	$.04

Diluted	$.02	$.04

Anti-dilutive securities

     Potentially dilutive securities are excluded from the calculations of diluted net income per common share when their inclusion would have an anti-dilutive effect. There were no potentially dilutive securities to be excluded during the thirteen-week periods ended March 29, 2003 and March 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream, Inc. (the Company) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward- looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (SEC) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference (if any) in this Quarterly Report on Form 10-Q.

     These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by these forward-looking statements. You should understand that various factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), could affect the future results of the Company, and could cause results to differ materially from those expressed in these forward-looking statements, including, but not limited to:

•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	existing and future governmental regulations resulting from the events of September 11, 2001, the war in Iraq and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company; and

•	uncertainty regarding the completion and effect of the proposed transactions with Nestlé as described under “Recent Events” below.

     You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference (if any) in this Quarterly Report on Form

10-Q, the dates of those documents. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

     In an effort to address concerns of the FTC arising out of the Merger, on March 3, 2003, the Company and NICC entered into an agreement with Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc., for the sale and purchase of certain ice cream assets of Dreyer’s and certain distribution assets of NICC (the Sale Agreement). Under the terms of the Sale Agreement, the Company agreed to sell to Integrated Brands the Dreamery® and Whole Fruit™ Sorbet brands and, subject to the receipt of the required consent by Godiva Chocolatier, Inc. (Godiva), to assign the license for the Godiva® ice cream brand, and NICC agreed to sell to Integrated Brands its distribution assets in the states of Oregon, Washington and Florida and in the metropolitan areas of the San Francisco Bay Area, Southern California (Los Angeles and San Diego), Baltimore/Washington, D.C., Philadelphia, Delaware Valley Area (PA) and Central/Southern New Jersey. The Sale Agreement also contemplates that, when the sale closes, the parties will enter into other ancillary agreements related to the manufacture and distribution of ice cream products. The sale to Integrated Brands will be completed only if the Merger is completed.

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

     The Merger will be accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC will be deemed to be the acquirer and the Company will be deemed to be the acquiree. As a result, the Company is charging to expense all costs related to the Merger as incurred. These expenses totaled $4,548,000 for the thirteen weeks ended March 29, 2003. Through the first quarter of 2003, the Company has incurred $15,109,000 of Merger transaction expenses. The Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $35,000,000.

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

     If the Merger is completed, the Company and NICC will become wholly-owned subsidiaries of New Dreyer’s and New Dreyer’s will be a publicly-held registrant. As such, the Company’s Strategic Plan (described in its Annual Report on Form 10-K for the fiscal year ended December 28, 2002) will not necessarily be the strategic plan of New Dreyer’s. In addition, if any of the Company’s joint-venture partners or partner brand manufacturers terminate their arrangements with the Company because of the completion of the Merger, aspects of the Company’s Strategic Plan will not be applicable. Finally, if the Merger is not completed, the Company may also change many elements of the Strategic Plan.

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

     Due to volatility in the price of energy, the Company could incur higher costs for energy at its facilities. The unfavorable cost impact resulting from these price changes cannot yet be quantified. The Company may also experience an interruption of electricity in California during rolling blackouts or at other times. To date, these blackouts have been for short time periods and have had a minimal impact on the Company. In addition, the Company believes that it could incur higher costs for gasoline and there could be risks of shortages. A $.10 change in the price per gallon of gasoline would result in a change in annualized gasoline expense of approximately $600,000. During the first quarter of 2003, energy costs were relatively flat compared to the first quarter of 2002.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies, which the Company’s senior management has discussed with the audit committee of the board of directors, represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

•	Employee Bonuses and Profit-Sharing Plan Contributions — The Company’s liabilities for employee bonuses and profit sharing plan contributions are based primarily on estimated full-year profitability as compared to the Company’s annual plan. The Company accrues for these expenses on a pro rata basis at the end of each quarter based on the expected full-year profitability. Due to the variability of its business, interim adjustments to these accruals could be material. However, at year-end when the full-year profitability is known, variations between what was accrued for the full year and what is actually paid subsequent to year-end are usually less significant.

The Company’s liability for employee bonuses at March 29, 2003 and December 28, 2002 totaled $3,941,000 and $16,104,000, respectively. The Company’s liability for accrued pension contributions and 401(k) matching contributions was $4,236,000 and $10,711,000 at March 29, 2003 and December 28, 2002, respectively.

•	Self-insurance — The Company’s liabilities for self-insured health, workers compensation and vehicle plans are developed from third-party actuarial valuations that rely on various key assumptions. These valuation assumptions have historically been fairly reliable at estimating the Company’s self-insurance liabilities at each balance sheet date. In addition, the Company maintains individual claim and aggregated stop-loss policies with third-party insurance carriers. These policies effectively limit the range of potential claim losses. As a result of the historical reliability of its valuation assumptions and its stop-loss insurance policies, the Company believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change in its self-insurance assets, liabilities or expense.

The Company’s liability for self-insured health plans at March 29, 2003 and December 28, 2002 totaled $2,435,000 and $2,040,000, respectively. Self-insurance claims deposits to third-party claims processors for workers compensation and vehicle losses totaled $13,444,000 and $15,148,000, at March 29, 2003 and December 28, 2002, respectively. The cost of claims is charged to expense as incurred.

•	Goodwill — The Company has recorded goodwill related to previous business acquisitions. The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit is less than its carrying value, then an impairment loss would be recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill. The Company performs its impairment test on each of its five reporting units. These reporting units correspond to the Company’s five geographic segments that it uses to manage its operations. Virtually all of the Company’s previous acquisitions (usually regional distributors) were located entirely within a single reporting unit. Consequently, the Company has been able to specifically assign its goodwill to its reporting units for purposes of impairment testing. The Company estimates the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employs an earnings multiple that it believes is the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty.

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

Goodwill at March 29, 2003 and December 28, 2002, totaled $86,293,000 and $84,651,000, respectively.

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

At March 29, 2003 and December 28, 2002, the Company’s allowance for doubtful accounts totaled $2,472,000 and $1,586,000, respectively.

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

At March 29, 2003, the Company has a valuation allowance of $2,361,000 related to certain potentially nondeductible Merger transaction expenses and to the impairment of the Company’s investment in Momentx Corporation.

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

Results of Operations

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Income bear to net sales and the percentage change of such items compared to the indicated prior period:

	Percentage of Net Sales		Period-to-Period Variance Favorable (Unfavorable)
	Thirteen Weeks Ended
			Thirteen Weeks Ended
	Mar. 29, 2003	Mar. 30, 2002	2003 Compared to 2002

Net sales	100.0%	100.0%	2.8%

Costs and expenses:
Cost of goods sold	88.6	90.3	(0.9)
Selling, general and administrative	9.1	8.8	(6.9)
Interest, net of amounts capitalized	0.4	0.6	31.4
Other income, net	(0.1)	(0.4)	(53.8)
Merger transaction expenses	1.5		(100.0)

	99.5	99.3	(3.0)

Income before income tax provision	0.5	0.7	(30.2)
Income tax provision	0.2	0.2	24.4

Net income	0.3%	0.5%	(33.5)%

Thirteen Weeks ended March 29, 2003 Compared with Thirteen Weeks ended March 30, 2002

     Net sales for the first quarter of 2003 increased $8,010,000, or three percent, to $298,424,000 from $290,414,000 for the same quarter last year.

     Net sales of the Company’s branded products, including licensed and joint venture products (company brands), decreased $1,046,000, or one percent, to $164,861,000 from $165,907,000 for the same quarter last year. Company brands represented 55 percent of consolidated net sales in 2003 compared with 57 percent in the same quarter last year. This slight decrease was driven by a $4,080,000 decrease in net sales of Dreyer’s and Edy’s Grand Ice Cream, offset by a $3,653,000 increase in net sales of Dreyer’s and Edy’s Whole Fruit Bars and a $2,659,000 increase in net sales of the Company’s superpremium portfolio. The average price of company brands, net of the effect of trade promotion expenses, increased by 13 percent. Gallon sales of company brands, including novelties, decreased approximately 3,100,000 gallons, or 12 percent, to approximately 23,200,000 gallons. This large increase in price and decrease in gallon sales is largely due to the Company’s downsizing of its half gallon products from two quarts to 1.75 quarts during 2002.

     Net sales of products distributed for other manufacturers (partner brands), including Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s), increased $9,056,000, or seven percent, to $133,563,000 from $124,507,000 for the same quarter last year. This increase was primarily attributable to an increase in net sales of $8,454,000 of the distributed novelty products of Silhouette Brands, Inc. Sales of partner brands represented 45 percent of net sales in 2003 compared with 43 percent in the same quarter last year. Average wholesale prices for partner brands increased approximately 10 percent. Unit sales of partner brands decreased by three percent over the same quarter last year.

     Cost of goods sold increased $2,348,000, or one percent, to $264,509,000 from $262,161,000 for the same quarter last year. The Company’s gross profit increased by $5,662,000, or 20 percent, to $33,915,000 from $28,253,000, representing an 11.4 percent gross margin compared with a 9.7 percent gross margin for the same quarter last year. The improvement in gross profit was primarily attributable to lower dairy raw material costs of $4,300,000. In addition, the Company converted its two-quart (half gallon) products to 1.75 quarts in 2002; this conversion contributed approximately $3,700,000 to the gross profit increase. These improvements were partially offset by increased distribution expenses of $4,506,000. During the first quarter of 2003, the decrease in dairy raw material costs accounted for a $4,300,000 pre-tax benefit (excluding the results of butter trading activities, which are included in Other income, net and discussed below) as compared to the same quarter last year.

     Selling, general and administrative expenses increased $1,758,000, or seven percent, to $27,173,000 from $25,415,000 for the same quarter last year. The increase in expenses from 2002 reflects increased marketing expenses of $2,098,000, along with increased administrative expenses of $1,338,000 primarily resulting from a bad debt provision of $908,000 relating to the bankruptcy filings of Fleming Companies, Inc. and Eagle Foods, Inc. The increase in selling, general and administrative expenses was partially offset by a decrease in payroll-related administrative expenses of $1,980,000. Selling, general and administrative expenses represented nine percent of net sales in the first quarters of 2003 and 2002, respectively.

     Interest expense decreased $560,000, or 31 percent, to $1,226,000 from $1,786,000 for the same quarter last year, primarily due to lower interest rates.

     Other income, net, decreased $535,000, or 54 percent, to $460,000 from $995,000 for the same quarter last year. The decrease in Other income, net, primarily resulted from an increase in losses from butter trading activities of $472,000 over the same quarter last year.

     Nestlé merger transaction expenses (discussed earlier) totaled $4,548,000 during the first quarter of 2002. Through the first quarter of 2003, the Company has incurred $15,109,000 of Merger transaction expenses. The Company currently estimates that it will incur total Merger transaction expenses, including costs to be incurred to close the transactions, of approximately $35,000,000.

     The income tax provision decreased $180,000, or 24 percent, to $557,000 from $737,000 for the same quarter last year primarily due to a correspondingly lower pre-tax income in 2003. The effective tax rate increased to 39 percent from 36 percent for the same quarter last year due primarily to the establishment of a valuation allowance related to certain potentially nondeductible transaction expenses related to the Merger, partially offset by the utilization of income tax credits.

Liquidity and Capital Resources

     The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions of distributors, and to distribute dividends to stockholders. The cash required to fund the increase in working capital was $35,954,000 and $34,688,000 in 2003 and 2002, respectively. Accrued payroll and employee benefits increased over the prior year primarily due to an increase in the payment of year-end bonuses of $16,267,000 and $7,980,000 in 2003 and 2002, respectively.

     Capital expenditures were $7,361,000 and $13,985,000 in 2003 and 2002, respectively. The Company plans to make capital expenditures totaling approximately $47,000,000 during 2003.

     The Company paid its regular fourth quarter dividend of $.06 per share of common stock in the first quarter of 2003 and 2002. Total dividend distributions were $2,099,000 and $2,068,000, in the first quarters of 2003 and 2002, respectively.

     The Company’s primary sources of liquidity in the periods presented consist of financing from the Company’s long-term line of credit. Factors that may affect liquidity in cash flows from operating activities consist of, but are not limited to, increases in product ingredient costs and increases in competitive pressures, which would result in additional promotional expenditures.

     On July 25, 2000, the Company entered into a credit agreement with various banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. The unused portion of the $240,000,000 revolving line of credit was $111,500,000 at March 29, 2003. Proceeds from the long-term line of credit were $36,400,000 and $42,200,000 in 2003 and 2002, respectively. The Company expects to refinance the line of credit when it matures in 2005.

     The Company received proceeds of $1,725,000 and $3,260,000 from the issuance of common stock under employee stock plans in 2003 and 2002, respectively.

     As discussed earlier, the Company currently estimates that it will incur total transaction expenses related to the Merger, including costs to be incurred to close the Merger, of approximately $35,000,000. Through the first quarter of 2003, the Company has incurred $15,109,000 of Merger transaction expenses. The Company believes that its credit line, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements, including the transaction expenses related to the Merger.

Known Contractual Obligations

     Known contractual obligations and their related due dates at March 29, 2003 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

				(In thousands)
Long-term debt	$157,072	$2,143	$2,143	$130,643	$8,810	$6,666	$6,667
Operating leases	31,303	11,273	6,634	4,792	3,410	1,877	3,317
Purchase obligations(1)	99,170	91,071	8,034	49	13	3

Total	$287,545	$104,487	$16,811	$135,484	$12,233	$8,546	$9,984

The Company does not have any capital lease obligations or other long-term liabilities.

(1)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and in conjunction with Item 2 above.

     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to mitigate the effects of butter price volatility, the Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to lower its cream cost and overall exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other income, net. Other income, net, includes $787,000 and $315,000, of losses from butter trading activities for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.

     During the first quarter of 2003, the decrease in dairy raw material costs accounted for a $4,300,000 pre-tax benefit (excluding the results of butter trading activities) as compared to same quarter last year.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See the description of the Merger and the FTC’s decision to authorize its staff to seek a preliminary injunction under “Recent Events” in PART I, ITEM 2. To date, the Company is not aware of a complaint having been filed by the FTC seeking to enjoin the Merger.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of Stockholders was held in Oakland, California on March 20, 2003. A total of 26,577,035 shares (75.9 percent) of the outstanding common shares were represented at the meeting in person or by proxy and were voted as follows on the proposal to approve the Agreement and Plan of Merger and Contribution (the Merger Agreement) among the Company, Nestlé Ice Cream Company, and Nestlé Holdings, Inc. pursuant to which Nestlé’s U.S. frozen dessert business would be combined with that of the Company’s:

Shares Voted

For	26,531,916
Against	28,815
Abstain	16,304
Broker non-votes	0

Total shares represented	26,577,035

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit No.	Description

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K and Form 8-K/A:

     A Current Report on Form 8-K/A was filed on February 4, 2003 to amend the Current Report on Form 8-K filed on November 5, 2002, which Form 8-K incorporated by reference into the filing of the Registration Statement on Form S-4, the Company’s financial statements that gave effect to the adoption of the provisions of EITF 01-9 and the transition provisions of paragraph 61 of SFAS No. 142. The Current Report on Form 8-K/A included additional information regarding revenue and expense line items included in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     A Current Report on Form 8-K was filed on February 13, 2003 reporting that the parties to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002 and amended as of October 25, 2002 (“Merger Agreement”), by and among Dreyer’s Grand Ice Cream, Inc. (“Dreyer’s); New December, Inc., December Merger Sub, Inc.; Nestlé Holdings, Inc. and NICC Holdings, Inc. entered into a second amendment to the Merger Agreement to change the name of “New December” to “New Dreyer’s”.

     A Current Report on Form 8-K was filed on February 25, 2003 reporting that the Company and Nestlé Holdings, Inc. made a commitment not to close the proposed transactions between the parties without first giving 20 days written notice to the Federal Trade Commission (FTC) of an intent to close, and that in no event will the parties give such notice to the FTC in a manner that would permit the transactions to close prior to March 31, 2003.

     A Current Report on Form 8-K was filed on February 26, 2003 reporting that the Company issued a press release announcing its fourth quarter and fiscal 2002 results.

     A Current Report on Form 8-K was filed on March 5, 2003 reporting that the Company, Nestlé Ice Cream Company, LLC (NICC), a subsidiary of Nestlé Holdings, Inc. (Nestlé), and Integrated Brands, Inc., a subsidiary of CoolBrands International Inc., entered into an agreement for the sale and purchase of certain ice cream and distribution assets, contingent upon the completion of the proposed transactions among the Company, NICC and Nestlé. On March 4, 2003, the Company and Nestlé made a joint statement in response to the United States FTC’s announcement that it has authorized the initiation of litigation seeking an injunction against the Company’s proposed transaction with Nestlé.

     A Current Report on Form 8-K was filed on March 20, 2003 reporting that the Company’s stockholders had voted to approve the proposed transaction with Nestlé Holdings, Inc. (Nestlé) pursuant to which Nestlé’s U.S. frozen dessert business would be combined with Dreyer’s.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM, INC.

Dated: May 13, 2003	By:	/s/ Timothy F. Kahn

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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
Dated: May 13, 2003

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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
Dated: May 13, 2003

DREYER’S GRAND ICE CREAM, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.